Form 10-Q
period 1996-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1996-11-14
CIK 1013167

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

Commission File Number 0-28336


                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)

          New York                                      13-3772374
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                  SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                     Page
                                                                    Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statements of Financial Condition at
                   September 30, 1996 and December 31,
                   1995.                                                3

                   Statements of Income and Expenses
                   and Partners' Capital for the Three
                   and Nine Months ended September 30,
                   1996 and 1995.                                       4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                      September 30, DECEMBER 31,
                                                         1996           1995
Assets
                                                      -----------    -----------
                                                      (Unaudited)

Equity in commodity futures trading account:
  Cash                                                $48,223,388    $37,848,599
  Net unrealized appreciation
   on open futures contracts                            5,683,286      1,455,058

                                                      -----------    -----------

                                                       53,906,674     39,303,657

Interest receivable                                       164,202        136,317

                                                      -----------    -----------

                                                      $54,070,876    $39,439,974
                                                      ===========    ===========




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses:

  Commissions on open futures contracts               $   270,354    $   197,200
  Management fees                                         179,335        130,809
  Administrative fees                                      44,834         32,702
  Other                                                     8,650         41,916
Redemptions payable                                     1,564,387        161,340
                                                      -----------    -----------

                                                        2,067,560        563,967
                                                      -----------    -----------

Partners' Capital
 General Partner, 429.1320 and 322.7075
 Unit equivalents outstanding, respectively               531,240        393,077

 Limited Partners, 41,578.9540 and 31,593.7100
 Units of Limited Partnership Interest
 outstanding, respectively                             51,472,076     38,482,930
                                                      -----------    -----------

                                                       52,003,316     38,876,007
                                                      -----------    -----------

                                                      $54,070,876    $39,439,974
                                                      ===========    ===========


See Notes to Financial Statements.

                  SMITH BARNEY MID - WEST FUTURES FUND L. P. II
            STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                       THREE-MONTHS ENDED                  NINE-MONTHS ENDED
                                                                  September 30,    September 30,     September 30,    September 30,

                                                                 ------------------------------      -------------------------------
                                                                     1996              1995             1996               1995

                                                                 ------------      ------------      ------------      -------------

Income:
  Net gains  on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                                              $ (2,577,793)     $    151,381      $   (780,225)     $  9,770,127
  Change in unrealized gains /
   losses on open positions                                         3,441,721          (782,074)        4,228,228        (1,939,847)


                                                                 ------------      ------------      ------------      ------------
                                                                      863,928          (630,693)        3,448,003         7,830,280
Less, brokerage commissions and
  clearing fees ($14,168, $4,815,
  $32,747, and $17,188 respectively)                                 (819,267)         (478,425)       (2,233,494)       (1,266,000)

                                                                 ------------      ------------      ------------      ------------
  Net realized and unrealized
   gains (losses)                                                      44,661        (1,109,118)        1,214,509         6,564,280
  Interest income                                                     500,850           331,515         1,350,480           842,681
                                                                 ------------      ------------      ------------      ------------

                                                                      545,511          (777,603)        2,564,989         7,406,961
                                                                 ------------      ------------      ------------      ------------
Expenses:
  Management fees                                                     519,610           308,773         1,425,693           808,832
  Incentive fees                                                            -                 -                 -           829,781
  Administrative fees                                                 129,903            77,193           356,423           202,207
  Other                                                                33,194            19,086            65,025            39,364
                                                                 ------------      ------------      ------------      ------------

                                                                      682,707           405,052         1,847,141         1,880,184
                                                                 ------------      ------------      ------------      ------------
Net income (loss)                                                    (137,196)       (1,182,655)          717,848         5,526,777
Additions                                                           5,835,000         8,900,000        16,755,769        15,462,500
Redemptions                                                        (2,128,651)         (512,171)       (4,346,308)       (7,012,413)
                                                                 ------------      ------------      ------------      ------------

 Net increase  in
   Partners capital                                                 3,569,153         7,205,174        13,127,309        13,976,864

Partners' capital, beginning
  of period                                                        48,434,163        24,831,603        38,876,007        18,059,913


                                                                 ------------      ------------      ------------      ------------
Partners' capital, end
  of period                                                      $ 52,003,316      $ 32,036,777      $ 52,003,316      $ 32,036,777
                                                                 ============      ============      ============      ============

Net asset value per Unit
  (42,008.0860 and 27,256.6599
  Units outstanding at
  September 30, 1996 and 1995)                                   $   1,237.94      $   1,175.37      $   1,237.94      $   1,175.37
                                                                 ============      ============      ============      ============


Net Income (Loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent               $      (4.39)     $     (46.68)     $      19.88      $     250.80
                                                                 ============      ============      ============      ============


See Notes to Financial Statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

1. General:

     Smith Barney Mid-West Futures Fund L.P. II,(the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on September 1, 1994.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements included in the Partnership's annual report for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                  1996        1995         1996        1995
                                  ----        ----         ----        ----

Net realized and unrealized
 gains (losses)                $   (0.11)   $  (43.85)   $   33.19    $  296.65
Interest income                    11.82        12.84        35.13        36.25
Expenses                          (16.10)      (15.67)      (48.44)      (82.10)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            (4.39)      (46.68)       19.88       250.80

Net Asset Value per Unit,
  beginning of period           1,242.33     1,222.05     1,218.06       924.57
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,237.94    $1,175.37    $1,237.94    $1,175.37
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $5,683,286 and the average fair value during the nine months then ended, based on monthly calculation, was $3,281,845.

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the

Partnership's commitment to purchase and sell these instruments was $822,243,470 and $205,340,270, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $5,683,286 as detailed below.


                                    NOTIONAL OR CONTRACTUAL            NET
                                     AMOUNT OF COMMITMENTS          UNREALIZED
                                   TO PURCHASE     TO SELL          GAIN/(LOSS)
                                  -----------     -------          -----------

Currencies *                     $ 94,216,157     $105,536,480       $  474,208
Interest Rates US                           0       24,744,250         (587,250)
Interest Rates Non US             722,201,593                0        4,634,073
Metals                                      0       75,059,540        1,182,455
Indices                             5,825,720                0          (20,200)
                                 ------------      -----------       -----------

                                 $822,243,470     $205,340,270       $5,683,286
                                 ============     ============       ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital increased 33.8% from $38,876,007 to $52,003,316. This increase was primarily attributable to the addition of 13,627.1330 Units resulting in an inflow of $16,755,769. This inflow was increased by net income from operations of $717,848 and was partially offset by the redemption of 3,535.4645 Units which resulted in an outflow of $4,346,308 for the nine months ended September 30, 1996. Future additions and redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit decreased 0.4% from $1,242.33 to $1,237.94 as compared to the third quarter of 1995 in which the net asset value per Unit decreased by 3.8%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $863,928. Gains were recognized in the trading of commodity futures in metals and interest rates which were partially offset by losses recognized in currencies and indices. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $630,693. These losses were attributable to the trading of metals, indices and interest rates which were partially offset by gains recognized in currencies.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1996 increased by $169,335 and $507,799, respectively, as compared to the corresponding periods in 1995. The increase in interest income is primarily the result of the effect of net additions on the Partnership's equity maintained in cash in 1996 as compared to the corresponding periods of 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 increased by $340,842 and $967,494, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 1996 increased by $210,837 and $616,861, respectively, as compared to the corresponding periods in 1995.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 1996 increased by $52,710 and $154,216, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 1996. Trading performance for the nine months ended September 30, 1995 resulted in incentive fees of $829,781.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -
            None

Item 5.     Other Information - None

Item 6.     (a) Exhibits - None

            (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/11/96