Form 10-K
period 1996-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1997-03-27
CIK 1013167

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                     PART i

Item 1. Business.

       (a) General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Between July 7, 1994 and August 31, 1994, 9,421 Units of limited partnership interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ending December 31, 1996, 1995 and for the period from June 3, 1994 to December 31, 1994 are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
       The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"). Partnership Units are currently being offered during the continuous offering period. The

Partnership is authorized to sell 75,000 Units.

      The Partnership's trading of futures contracts on commodities is done primarily on United States commodity exchanges and may, to a lesser extent, be done on foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney  Futures  Management  Inc.  acts as the general  partner (the
"General  Partner")  of the  Partnership.  SB is an  affiliate  of  the  General
Partner.
      Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.
      The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SB. The Advisor is not responsible for the organization or operation of the Partnership.

      Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits of the Partnership.
       The Customer Agreement between the Partnership and SB (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. SB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day Treasury bill rate determined weekly by SB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated by either party.

      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995 and for the period from September 1, 1994 (commencement of trading operations) to December 31, 1994 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1996 was $68,451,469.
      (c) Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not applicable.
      (xi) through (xii) - Not applicable.
      (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic
Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
           (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
           (b)  Holders. The number of holders of Units of Partnership
                Interest as of December 31, 1996 was 835.
           (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on September 1, 1994. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996 and 1995 and for the period from September 1, 1994 to December 31, 1994 and total assets at December 31, 1996, 1995 and 1994 were as follows:

                                         1996              1995            1994
                                     -----------       ------------     ----------

Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $3,306,404, $1,842,402
 and $283,703, respectively         $16,597,447        $ 8,020,122     $(1,112,429)

Interest income                       1,920,850          1,234,647         170,516
                                     -----------       ------------    -----------

                                    $18,518,297        $ 9,254,769     $  (941,913)
                                    ============       ============    ============

Net Income (loss)                   $13,746,736        $ 6,875,816     $(1,325,660)
                                    ============       ============    ============

Increase (decrease) in
 net asset value per unit           $    319.87        $    293.49     $    (75.43)
                                    ============       ============    ============

Total assets                        $71,647,148        $39,439,974     $18,543,431
                                    ============       ============    ===========


Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

           (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts, commodity options, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
           (2) The Partnership diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
           (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
           (4)  The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
           (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
           Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
                As of December 31, 1996, the Partnership had offered 55,456.9955 Units of limited partnership interest resulting in aggregate proceeds to the Partnership of $62,834,869. As of December 31, 1996, the General Partner contributed $499,000 to the Partnership representing 452.8553 Unit equivalents. No forecast can be made as to the level of redemptions in any given period. As of December 31, 1996, 11,399.9290 Units of limited partnership interest were redeemed totaling $14,179,292. The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each month.
           Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which is $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.

           (c) Results of Operations. For the year ended December 31, 1996 the Net Asset Value Per Unit increased 26.3% from $1,218.06 to $1,537.93. For the year ended December 31, 1995 the Net Asset Value Per Unit increased 31.7% from $924.57 to $1,218.06. For the period from September 1, 1994 (commencement of trading operations) to December 31, 1994, the Net Asset Value per Unit decreased 7.5% from $1,000.00 to $924.57.
                The Partnership experienced net trading gains of $19,903,851 before commissions and expenses for the year ended December 31, 1996. These gains were recognized in the trading of currency, precious metals and interest rate futures contracts. These gains were partially offset in losses incurred in the trading of trading indices.
                The Partnership experienced net trading gains of $9,862,524 before commissions and expenses for the period ended December 31, 1995. Realized trading gains of $9,561,353 were recognized in the trading of currency, stock index and interest rate futures contracts. These gains were partially offset by losses incurred while trading precious metals.

                The Partnership experienced net trading losses of $828,726 before commissions and expenses for the period ended December 31, 1994. Realized trading losses of $1,982,613 were attributable to losses incurred in the trading of precious metals and stock index commodity futures. These losses were partially offset by gains experienced in the trading of financial commodity futures.
                Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




                  SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                    Page
                                                                   Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and  Expenses
                for the years ended  December
                31,  1996 and 1995 and for the
                period  from  September  1, 1994
                (commencement of trading operations)
                to December 31, 1994).                              F-4

                Statement of Partners'  Capital
                for the years ended December 31,
                1996  and  1995  and for the  period
                from  June 3,  1994  (date
                Partnership was organized) to
                December 31, 1995.                                  F-5

                Notes to Financial Statements.                     F-6 - F-11

                                    Continued

                        Report of Independent Accountants

To the Partners of
  Smith Barney Mid-West Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY MID-WEST FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses for the years ended December 31, 1996 and 1995, and for the period from September 1, 1994 (commencement of trading operations) to December 31, 1994, and of partners' capital for the years ended December 31, 1996 and 1995 and for the period from June 3, 1994 (date Partnership was organized) to December 31, 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996 and 1995 and for the period from June 3, 1994 to December 31, 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                  Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1996 and 1995


                                                         1996           1995
Assets:
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)                $70,073,574     $37,848,599
  Net unrealized appreciation
   on open futures contracts                           1,353,865       1,455,058
                                                     -----------     -----------
                                                      71,427,439      39,303,657
Interest receivable                                      219,709         136,317
                                                     -----------     -----------
                                                     $71,647,148     $39,439,974
                                                     ===========     ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                        $   358,236     $   197,200
  Management fees                                        237,630         130,809
  Administrative fees                                     59,407          32,702
  Incentive fees                                       1,988,611
  Other                                                   62,120          41,916
 Redemptions payable (Note 5)                            489,675         161,340
                                                     -----------     -----------
                                                       3,195,679         563,967
                                                     -----------     -----------
Partners' capital (Notes 1, 5, and 7):
 General Partner, 452.8553 and
  322.7075 Unit equivalents
  outstanding in 1996 and 1995, respectively             696,460         393,077
 Limited Partners, 44,056.0665 and
  31,593.7100 Units of Limited
  Partnership Interest outstanding
  in 1996 and 1995, respectively                      67,755,009      38,482,930
                                                     -----------     -----------
                                                      68,451,469      38,876,007
                                                     -----------     -----------
                                                     $71,647,148     $39,439,974
                                                     ===========     ===========


See notes to financial statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Income and Expenses
                for the years ended December 31, 1996 and 1995
                  and for the period from September 1, 1994
                      (commencement of trading operations)
                              to December 31, 1994


                                        1996           1995            1994
Income:
 Net gains (losses) on trading of
  commodity interests:
  Realized gains (losses)
   on closed positions             $ 20,005,044    $  9,561,353    $ (1,982,613)
  Change in unrealized
   gains/ losses on open positions     (101,193)        301,171       1,153,887
                                   ------------    ------------    ------------
                                     19,903,851       9,862,524        (828,726)
 Less, Brokerage
  commissions and clearing
  fees ($49,253, $24,886
  and $4,576) (Note 3c)              (3,306,404)     (1,842,402)       (283,703)
                                   ------------    ------------    ------------
 Net realized and
  unrealized gains (losses)          16,597,447       8,020,122      (1,112,429)
 Interest income (Note 3c and 6)      1,920,850       1,234,647         170,516
                                   ------------    ------------    ------------
                                     18,518,297       9,254,769        (941,913)
                                   ------------    ------------    ------------
Expenses:
 Management fees (Note 3b)            2,112,274       1,178,635         180,155
 Administrative fees (Note 3a)          528,068         294,658          45,040
 Incentive fees (Note 3b)             1,988,611         829,781
 Organization expense (Note 6)                                          128,173
 Other expenses                         142,608          75,879          30,379
                                   ------------    ------------    ------------
                                      4,771,561       2,378,953         383,747
                                   ------------    ------------    ------------
Net income (loss)                  $ 13,746,736    $  6,875,816    $ (1,325,660)
                                   ============    ============    ============
Net income (loss) per Unit
 of Limited Partnership
 Interest and General Partner Unit
 equivalent (Notes 1 and 7)        $     319.87    $     293.49    $     (75.43)
                                   ============    ============    ============


See notes to financial statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                         Statement of Partners' Capital
                for the years ended December 31, 1996 and 1995
                      and for the period from June 3, 1994
                        (date Partnership was organized)
                              to December 31, 1994


                                       Limited         General
                                       Partners        Partner         Total
Initial capital contributions        $      1,000   $      1,000   $      2,000
Proceeds  from  offering  of 9,421
 Units of Limited  Partnership
 Interest  and General Partner's
 contribution representing
 96 Unit equivalents (Note 1)           9,421,000         96,000      9,517,000
                                     ------------   ------------   ------------
Opening Partnership capital
 for operations                         9,422,000         97,000      9,519,000
Net loss                               (1,312,729)       (12,931)    (1,325,660)
Sale of 10,194.9915 Units
 of Limited Partnership
 Interest and General
 Partner's contribution
 representing 105.3304
 Unit equivalents                      10,028,000        103,000     10,131,000
Redemption of 286 Units of
 Limited Partnership Interest            (264,427)                     (264,427)
                                     ------------   ------------   ------------
Partners' capital at
 December 31, 1994                     17,872,844        187,069     18,059,913
Net Income                              6,804,808         71,008      6,875,816
Sale of 18,408.1696 Units of
 Limited Partnership Interest
 and General Partner's
 contribution representing
 120.3771 Unit equivalents             21,242,100        135,000     21,377,100
Redemption of 6,145.4511 Units
 of Limited Partnership Interest       (7,436,822)                   (7,436,822)
                                     ------------   ------------   ------------
Partners' capital at
 December 31, 1995                     38,482,930        393,077     38,876,007
Net Income                             13,607,353        139,383     13,746,736
Sale of 17,430.8344 Units of
 Limited Partnership Interest
 and General Partner's
 contribution representing
 130.1478 Unit equivalents             22,142,769        164,000     22,306,769
Redemption of 4,968.4779 Units
 of Limited Partnership Interest       (6,478,043)                   (6,478,043)
                                     ------------   ------------   ------------
Partners' capital at
 December 31, 1996                   $ 67,755,009   $    696,460   $ 68,451,469
                                     ============   ============   ============


See notes to financial statements.

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

1. Partnership Organization:

   Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

   Between July 7, 1994 and August 31, 1994, 9,421 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Partnership Units are being continuously offered monthly during the continuous offering period. The Partnership is authorized to sell 75,000 Units.

   Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3c). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership  will be liquidated upon the first to occur of the following:
   December 31, 2014; when the net asset value of a Unit decreases to less than $350 as of the close of business on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.

   b.Management Agreement:

     The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the advisor (John W. Henry & Company, Inc.) (the "Advisor"), provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 15% of the New Trading Profits of the Partnership.

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

   c.Customer Agreement

     The Partnership has entered into a Customer Agreement with SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SB equal to 1/2 of 1 % of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, floor brokerage, user, give-up and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $6,067,838 and $4,934,929, respectively. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SB based on the noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1996 and 1995 was $1,353,865 and $1,455,058,
   respectively. The average fair value during the years then ended, based on monthly calculation, was $5,549,462 and $1,903,653, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of his Units (minimum ten Units) at the Net Asset Value thereof as of the last day of any month beginning with the first full month ending at least three months after trading commences on fifteen days written notice to the General
   Partner, provided that no redemption may result in the limited partner holding fewer than ten Units after such redemption is effected.

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

6. Organization and Offering Costs:

   Offering and organization expenses of $128,173 relating to the issuance and marketing of units offered during the initial offering period were initially paid by SB. The Partnership has reimbursed SB for all such expenses from interest paid to the Partnership and has recorded such reimbursement amounts as an expense.

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit for the years ended December 31, 1996, 1995 and for the period ended December 31, 1994 were as follows:


                                   1996         1995          1994
   Net realized and
   unrealized
   gains (losses)              $   387.25    $  342.80     $  (58.56)
   Interest income                  48.07        49.02         12.17
   Expenses                       (115.45)      (98.33)       (29.04)
                               ----------    ---------     ---------
   Increase (decrease)
   for period                      319.87       293.49        (75.43)
   Net asset value per
   Unit, beginning of period     1,218.06       924.57      1,000.00
                               ----------    ---------     ---------
   Net asset value per
   Unit, end of period         $ 1,537.93    $1,218.06     $  924.57
                               ==========    =========     =========


8. Financial Instrument Risk:

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

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

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

                  Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $360,386,861 and $221,512,495, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $1,353,865, as detailed below.


                                   Notional or Contractual
                                    Amount of Commitments
                                 To Purchase         To Sell        Fair Value
Currencies
 -OTC Contracts                  $101,932,924     $ 75,955,004     $    434,513
Interest Rate U.S.                 13,918,500                0         (178,250)
Interest Rate Non-U.S             244,535,437       97,808,063         (164,031)
Metals                                      0       40,898,465          917,595
Indices                                     0        6,850,963          344,038
                                 ------------     ------------     ------------
                                 $360,386,861     $221,512,495     $  1,353,865
                                 ============     ============     ============

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1996, SB earned $3,306,404 in brokerage commissions and clearing fees. The Advisor earned $2,112,274 in management fees and $1,988,611 in incentive fees during 1996. During the year ended December 31, 1996 the General Partner earned $528,068 in administrative fees.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 452.8553 (1.0%) Units of partnership interest as of December 31, 1996.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
            Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
        (a) (1) Financial Statements:
            Statement of Financial Condition at December 31,
            1996 and 1995.

            Statement of Income and Expenses for the years ended December 31, 1996, 1995 and for the period from September 1, 1994 (commencement of trading operations) to December 31, 1994.
            Statement of Partners' Capital for the years ended December 31,1996, 1995 and for the period from June 3, 1994 (date Partnership was organized) to December 31, 1994.
            (2)  Financial  Statement  Schedules:  None
            (3)  Exhibits:
                  3.1 -    Certificate of Limited Partnership
                           (previously filed).
                  3.2 - Limited Partnership Agreement (previously filed).
                  10.1 - Management Agreement among the Partnership, the General Partner and John W. Henry &
                           Company, Inc. (previously filed).
                  10.2 -   Customer Agreement between Registrant and
                           Smith Barney Shearson Inc. (previously
                           filed).
                  10.3 - Form of Subscription Agreement (previously filed).
                  10.4 -   Letter dated February 16, 1995 from General
                           Partner to John W. Henry & Co., Inc.
                           extending Management Agreement (previously filed).

                  10.5 - Letter dated January 25, 1996 from General
                         Partner to John W. Henry & Co., Inc.
                         Extending Management Agreement to June 30,
                         1996 (previously filed).
            (b)   Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director