Form 10-Q
period 1997-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1997-05-14
CIK 1013167

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   March 31, 1997 and December 31,
                   1996.                                                3

                   Statement of Income and Expenses
                   and Partners' Capital for the Three
                   Months ended March 31, 1997 and 1996.                4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION


                                                        March 31,   December 31,
                                                          1997         1996
Assets:                                                ----------    ----------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash                                                 $80,750,936   $70,073,574
  Net unrealized appreciation
   on open futures contracts                               496,138     1,353,865
                                                       ___________   ___________

                                                        81,247,074    71,427,439

Interest receivable                                        275,401       219,709
                                                       ___________   ___________

                                                       $81,522,475   $71,647,148
                                                       ===========   ===========


Liabilities and Partners' Capital:

Liabilities:

 Accrued expenses:
  Commissions                                          $   407,612   $   358,236
  Management fees                                          271,362       237,630
  Administrative fees                                       67,596        59,407
  Incentive  fees                                                0     1,988,611
  Other                                                     27,561        62,120
Redemptions payable                                        164,239       489,675
                                                       -----------   -----------

                                                           938,370     3,195,679
                                                       -----------   -----------
Partners' Capital:
 General Partner, 523.3638 and 452.8553
   Unit equivalents outstanding in 1997 and
   1996, respectively                                      809,161       696,460
 Limited Partners, 51,598.2723 and
   44,056.0665 Units of Limited Partnership
   Interest outstanding in 1997 and
   1996, respectively                                   79,774,944    67,755,009
                                                       -----------   -----------

                                                        80,584,105    68,451,469
                                                       -----------   -----------

                                                       $81,522,475   $71,647,148
                                                       ===========   ===========


See Notes to Financial Statements.

                  SMITH BARNEY MID - WEST FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions      $  2,486,253    $   (299,005)
  Change in unrealized gains/losses on open
   positions                                           (857,727)        976,273
                                                   ____________    ____________


                                                      1,628,526         677,268
Less, brokerage commissions and clearing fees
  ($12,545 and $10,335, respectively)                (1,207,245)       (673,413)
                                                   ____________    ____________

  Net realized and unrealized gains                     421,281           3,855
  Interest income                                       755,273         400,388
                                                   ____________    ____________

                                                      1,176,554         404,243
                                                   ____________    ____________


Expenses:
  Management fees                                       782,578         429,126
  Administrative fees                                   195,400         107,282
  Other                                                  26,507          16,965
                                                   ____________    ____________

                                                      1,004,485         553,373
                                                   ____________    ____________

  Net income (loss)                                     172,069        (149,130)
  Additions                                          13,286,400       5,137,769
  Redemptions                                        (1,325,833)       (753,759)
                                                   ____________    ____________

  Net increase in Partners' capital                  12,132,636       4,234,880

Partners' capital, beginning of period               68,451,469      38,876,007
                                                   ____________    ____________

Partners' capital, end of period                   $ 80,584,105    $ 43,110,887
                                                   ------------    ------------

Net asset value per Unit
  (52,121.6361 and 35,443.5023 Units outstanding
  at March 31, 1997 and 1996, respectively)        $   1,546.08    $   1,216.33
                                                   ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $       8.15    $      (1.73)
                                                   ------------    ------------

See Notes to Financial Statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                                  THREE-MONTHS ENDED
                                                    MARCH 31, 1997
                                                1997             1996


Net realized and unrealized
 gains                                        $ 13.92         $    3.09
Interest income                                 15.29             11.64
Expenses                                       (21.06)           (16.46)
                                            ----------        ----------

Increase (decrease) for period                   8.15             (1.73)

Net Asset Value per Unit,
  beginning of period                        1,537.93          1,218.06
                                            ----------        ----------

Net Asset Value per Unit,
  end of period                             $1,546.08         $1,216.33
                                            ==========        ==========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $496,138 and the average fair value during the three months then ended, based on monthly calculation, was $2,806,591.

4. Financial Instrument Risk:

      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $96,513,954 and $560,474,569, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $496,138 as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL          FAIR VALUE

Currencies *                        $46,817,746   $ 90,524,442     $ (574,467)
Interest Rates Non-U.S.              41,641,633    353,288,872        203,136
Interest Rates U.S.                           0    116,661,255      1,019,669
Metals                                8,054,575              0       (152,200)
                                    -----------   ------------     -----------

                                    $96,513,954   $560,474,569      $ 496,138
                                    ===========   ============      ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital increased 17.7% from $68,451,469 to $80,584,105. This increase was primarily attributable to the addition of 8,445.0358 Units resulting in an inflow of $13,286,400. This inflow was increased by net income from operations of $172,069 and was partially offset by the redemption of 832.3215 Units which resulted in an outflow of $1,325,833 for the three months ended March 31, 1997. Future additions and redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 0.5% from $1,537.93 to $1,546.08 as compared to the first quarter of 1996 in which the net asset value per Unit decreased by 0.1%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,628,526. Gains were recognized in the trading of commodity futures in currencies, metals and indices which were partially offset by losses recognized in the trading of interest rate products. The Partnership experienced a net trading gain before commission and expenses in the first quarter of 1996 of $677,268. Gains were recognized in the trading of commodity futures in interest rates, currencies and precious metals which were partially offset by losses recognized in the trading of stock indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day Treasury bill rate. Interest income for the three months ended March 31, 1997 increased by $354,885 as compared to the corresponding period in 1996. The increase in interest income is primarily the result of the effect of net additions on the Partnership's equity maintained in cash during 1996 and through the first quarter of 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 increased by $533,832 as compared to the corresponding period in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 1997 increased by $353,452 as compared to the corresponding period in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 1997 increased by $88,118 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 1997 or 1996.

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

Date:    5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/12/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/12/97