Form 10-Q
period 1997-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1997-08-14
CIK 1013167

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   June 30, 1997 and December 31,
                   1996.                                                3

                   Statement of Income and Expenses
                   and Partners' Capital for the Three
                   and Six Months ended June 30, 1997
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

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION


                                                    June 30,        December 31,
                                                      1997              1996
                                                   ----------        -----------
Assets:                                            (Unaudited)

Equity in commodity futures trading account:
  Cash                                             $82,984,076       $70,073,574
  Net unrealized appreciation
   on open futures contracts                         2,857,674         1,353,865
                                                   ___________       ___________

                                                    85,841,750        71,427,439

Interest receivable                                    277,564           219,709
                                                   ___________       ___________

                                                   $86,119,314       $71,647,148
                                                   ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                      $   430,597       $   358,236
  Management fees                                      285,629           237,630
  Administrative fees                                   71,407            59,407
  Incentive  fees                                            0         1,988,611
  Other                                                 26,155            62,120
Redemptions payable                                    498,725           489,675
                                                   -----------       -----------

                                                     1,312,513         3,195,679
                                                   -----------       -----------

Partners' Capital:
General Partner, 608.9156 and
 452.8553 Unit equivalents
 outstanding in1996 and 1995,
 respectively                                          859,494           696,460
Limited Partners, 59,473.1804
 and 44,056.0665 Units
 of Limited Partnership Interest
 outstanding, respectively                          83,947,307        67,755,009
                                                   -----------       -----------

                                                    84,806,801        68,451,469
                                                   -----------       -----------

                                                   $86,119,314       $71,647,148
                                                   ===========       ===========


See Notes to Financial Statements.

                  SMITH BARNEY MID - WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            June 30,                           June 30,
                                                                 ------------------------------      ------------------------------
                                                                      1997             1996              1997              1996
                                                                 ------------      ------------      ------------     --------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                    $ (8,985,376)     $  2,096,573      $ (6,499,123)     $  1,797,568
  Change in unrealized gains/losses on open
   positions                                                        2,361,536          (189,766)        1,503,809           786,507
                                                                 ____________      ____________      ____________      ____________


                                                                   (6,623,840)        1,906,807        (4,995,314)        2,584,075
Less, brokerage commissions and clearing fees
  ($15,281, $7,210 and $27,826, $12,373 respectively)              (1,338,643)         (740,814)       (2,545,888)       (1,414,227)
                                                                 ____________      ____________      ____________      ____________

  Net realized and unrealized gains (losses)                       (7,962,483)        1,165,993        (7,541,202)        1,169,848
  Interest income                                                     882,010           449,242         1,637,283           849,630
                                                                 ____________      ____________      ____________      ____________

                                                                   (7,080,473)        1,615,235        (5,903,919)        2,019,478
                                                                 ____________      ____________      ____________      ____________


Expenses:
  Management fees                                                     864,073           476,957         1,646,651           906,083
  Administrative fees                                                 216,018           119,238           411,418           226,520
  Other                                                                21,681            14,866            48,188            31,831
                                                                 ____________      ____________      ____________      ____________

                                                                    1,101,772           611,061         2,106,257         1,164,434
                                                                 ____________      ____________      ____________      ____________

  Net income (loss)                                                (8,182,245)        1,004,174        (8,010,176)          855,044
  Additions                                                        13,490,500         5,783,000        26,776,900        10,920,769
  Redemptions                                                      (1,085,559)       (1,463,898)       (2,411,392)       (2,217,657)
                                                                 ____________      ____________      ____________      ____________

  Net increase in Partners' capital                                 4,222,696         5,323,276        16,355,332         9,558,156

Partners' capital, beginning of period                             80,584,105        43,110,887        68,451,469        38,876,007
                                                                 ____________      ____________      ____________      ____________

Partners' capital, end of period                                 $ 84,806,801      $ 48,434,163      $ 84,806,801      $ 48,434,163
                                                                 ------------      ------------      ------------      ------------

Net asset value per Unit
  ( 60,082.0960 and 38,986.6241 Units outstanding
  at June 30, 1997 and 1996, respectively)                       $   1,411.52      $   1,242.33      $   1,411.52      $   1,242.33
                                                                 ------------      ------------      ------------      ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   $    (134.56)     $      26.00      $    (126.41)     $      24.27
                                                                 ------------      ------------      ------------      ------------

See Notes to Financial Statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                         Notes to Financial Statements
                                 June 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Mid-West Futures Fund L.P. II
                        Notes to Financial Statements
                                 (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                JUNE 30,
                                  1997        1996         1997        1996

Net realized and unrealized
 gains (losses)                $ (130.93)   $   30.20    $ (117.01)   $   33.30
Interest income                    14.57        11.67        29.86        23.31
Expenses                          (18.20)      (15.87)      (39.26)      (32.34)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (134.56)       26.00      (126.41)       24.27

Net Asset Value per Unit,
  beginning of period           1,546.08     1,216.33     1,537.93     1,218.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,411.52    $1,242.33    $1,411.52    $1,242.33
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $2,857,674 and the average fair value during the six months then ended, based on monthly calculation, was $1,049,947.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,256,671,774 and $500,912,533, respectively, as detailed below.
 All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $2,857,674 as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL          FAIR VALUE

Currencies *                    $  302,918,341     $254,589,352     $(2,045,401)
Interest Rates Non-U.S.            542,963,633      176,487,981       1,421,822
Interest Rates U.S.                386,986,750                0       1,298,175
Metals                                       0       69,835,200       2,122,520
Indices                             23,803,050                0          60,558
                                ---------------    -------------     ----------

                                $1,256,671,774     $500,912,533      $2,857,674
                                ===============    =============     ==========


* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital increased 23.9% from $68,451,469 to $84,806,801. This increase was primarily attributable to the addition of 17,190.0810 Units resulting in an inflow of $26,776,900. This inflow was decreased by net loss from operations of $8,010,176 and was also offset by the redemption of 1,616.9068 Units which resulted in an outflow of $2,411,392 for the six months ended June 30, 1997. Future additions and redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 8.7% from $1,546.08 to $1,411.52 as compared to the second quarter of 1996 in which the net asset value per Unit increased by 2.1%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $6,623,840. Losses were recognized in the trading of commodity futures in currencies and interest rate products which were partially offset by gains recognized in the trading of metals and indices. The Partnership experienced a net trading gain before commission and expenses in the second quarter of 1996 of $1,906,807. Gains were recognized in the trading of commodity futures in currencies and metals which were partially offset by losses recognized in the trading of interest rates and indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day Treasury bill rate. Interest income for the three and six months ended June 30, 1997 increased by $432,768 and $787,653, respectively, as compared to the corresponding periods in 1996. The increase in interest income is primarily the result of the effect of net additions on the Partnership's equity maintained in cash during 1996 and through the second quarter of 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 increased by $597,829 and $1,131,661, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 1997 increased by $387,116 and $740,568, respectively, as compared to the corresponding periods in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 1997 increased by $96,780 and $184,898, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 1997 and 1996.

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97