Form 10-Q
period 1997-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1997-11-13
CIK 1013167

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   September 30, 1997 and December 31,
                   1996.                                                3

                   Statement of Income and Expenses
                   and Partners' Capital for the Three
                   and Nine Months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION


                                                           September 30,  December 31,
                                                                1997           1996

                                                           ------------    ----------
                                                            (Unaudited)

Assets:
Equity in commodity futures trading account:
  Cash                                                      $90,080,984   $70,073,574
  Net unrealized appreciation
   on open futures contracts                                  7,463,787     1,353,865

                                                            -----------   -----------

                                                             97,544,771    71,427,439

Interest receivable                                             302,676       219,709
                                                            -----------   -----------

                                                            $97,847,447   $71,647,148
                                                            ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                               $   489,237   $   358,236
  Management fees                                               324,527       237,630
  Administrative fees                                            81,132        59,407
  Incentive  fees                                               327,899     1,988,611
  Other                                                          39,020        62,120
Redemptions payable                                             314,925       489,675
                                                            -----------   -----------

                                                              1,576,740     3,195,679
                                                            -----------   -----------

Partners' Capital:
General Partner, 608.9156 and 452.8553 Unit equivalents         984,269       696,460
outstanding in 1997 and 1996, respectively
Limited Partners, 58,948.6776 and 44,056.0665 Units
of Limited Partnership Interest outstanding, respectively    95,286,438    67,755,009
                                                            -----------   -----------

                                                             96,270,707    68,451,469
                                                            -----------   -----------

                                                            $97,847,447   $71,647,148
                                                            ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY MID - WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ----------------------------    -----------------------------
                                                               1997           1996            1997             1996

                                                           ------------   -------------    -----------     -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions              $  9,854,146    $ (2,577,793)   $  3,355,023    $   (780,225)
  Change in unrealized gains/losses on open
   positions                                                  4,606,113       3,441,721       6,109,922       4,228,228

                                                           ------------    ------------    ------------    ------------


                                                             14,460,259         863,928       9,464,945       3,448,003
Less, brokerage commissions and clearing fees
  ($23,998, $14,168, $51,824 and  $32,747, respectively)     (1,528,028)       (819,267)     (4,073,916)     (2,233,494)

                                                           ------------    ------------    ------------    ------------

  Net realized and unrealized gains                          12,932,231          44,661       5,391,029       1,214,509
  Interest income                                               943,813         500,850       2,581,096       1,350,480

                                                           ------------    ------------    ------------    ------------

                                                             13,876,044         545,511       7,972,125       2,564,989

                                                           ------------    ------------    ------------    ------------


Expenses:
  Management fees                                               976,642         519,610       2,623,293       1,425,693
  Administrative fees                                           244,160         129,903         655,578         356,423
  Incentive fees                                                327,899              --         327,899              --
  Other                                                           6,499          33,194          63,111          65,025

                                                           ------------    ------------    ------------    ------------

                                                              1,555,200         682,707       3,669,881       1,847,141

                                                           ------------    ------------    ------------    ------------

  Net income (loss)                                          12,320,844        (137,196)      4,302,244         717,848
  Additions                                                          --       5,835,000      26,876,900      16,755,769
  Redemptions                                                  (948,514)     (2,128,651)     (3,359,906)     (4,346,308)

                                                           ------------    ------------    ------------    ------------

  Net increase in Partners' capital                          11,372,330       3,569,153      27,819,238      13,127,309

Partners' capital, beginning of period                       84,898,377      48,434,163      68,451,469      38,876,007

                                                           ------------    ------------    ------------    ------------

Partners' capital, end of period                           $ 96,270,707    $ 52,003,316    $ 96,270,707    $ 52,003,316
                                                           ============    ============    ============    ============

Net asset value per Unit
  ( 59,557.5932 and 42,008.0860 Units outstanding
  at September 30, 1997 and 1996, respectively)            $   1,616.43    $   1,237.94    $   1,616.43    $   1,237.94
                                                           ============    ============    ============    ============


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $     204.91    $      (4.39)   $      78.50    $      19.88
                                                           ============    ============    ============    ============

See Notes to Financial Statements.

                  Smith Barney Mid-West Futures Fund L.P. II
                         Notes to Financial Statements
                              September 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Mid-West Futures Fund L.P. II
                        Notes to Financial Statements
                                 (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                  THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                                    1997         1996          1997        1996

Net realized and unrealized
 gains (losses)                  $215.09       $(0.11)*      $98.21       $33.19
Interest income                    15.75        11.82         45.60        35.13
Expenses                          (25.93)      (16.10)       (65.31)      (48.44)
                                ---------     ---------    ---------    --------

Increase (decrease) for
 period                           204.91        (4.39)        78.50        19.88

Net Asset Value per Unit,
  beginning of period           1,411.52     1,242.33      1,537.93     1,218.06
                               ---------     ---------    ---------    --------

Net Asset Value per Unit,
  end of period                $1,616.43    $1,237.94     $1,616.43    $1,237.94
                               =========     =========    =========    ========


* The amount shown per Unit for the three months ended September 30, 1996 does not accord with the net realized and unrealized gains as shown in the Statement of Income and Expenses for the three months ended September 30, 1996 because of the timing of redemptions of the
      Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $7,463,787 and the average fair value during the nine months then ended, based on monthly calculation, was $3,633,370.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $925,201,182 and $162,086,001, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $7,463,787 as detailed below.


                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                    TO PURCHASE     TO SELL          FAIR VALUE

Currencies *                      $ 81,830,856     $141,138,469      $  (88,325)
Interest Rates Non-U.S.            735,894,326                0       5,578,126
Interest Rates U.S.                 92,139,125                0         527,156
Metals                              15,336,875                0         516,085
Indices                                      0       20,947,532         930,745
                                  -------------    -------------     ----------

                                  $925,201,182     $162,086,001      $7,463,787
                                  =============    =============     ==========


* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any. The Partnership is no longer offering Units on a continuous basis.

      For the nine months ended September 30, 1997, Partnership capital increased 40.6% from $68,451,469 to $96,270,707. This increase was primarily attributable to the addition of 17,254.7607 Units resulting in an inflow of $26,876,900. This inflow was increased by net income from operations of $4,302,244 which was partially offset by the redemption of 2,206.0893 Units which resulted in an outflow of $3,359,906 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 14.5% from $1,411.52 to $1,616.43 as compared to the third quarter of 1996 in which the net asset value per Unit decreased by 0.4%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $14,460,259. Gains were recognized in the trading of commodity futures in currencies, interest rate products, metals and indices. The Partnership experienced a net trading gain before commission and expenses in the third quarter of 1996 of $863,928. Gains were recognized in the trading of commodity futures in metals and interest rates which were partially offset by losses recognized in the trading of currencies and indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day Treasury bill rate. Interest income for the three and nine months ended September 30, 1997 increased by $442,963 and $1,230,616, respectively, as compared to the corresponding periods in 1996. The increase in interest income is primarily the result of the effect of net additions on the Partnership's equity maintained in cash during 1996 and through the second quarter of 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 increased by $708,761 and $1,840,422, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 1997 increased by $457,032 and $1,197,600, respectively, as compared to the corresponding periods in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 1997 increased by $114,257 and $299,155, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $327,899. There were no incentive fees earned for the three and nine months ended September 30, 1996.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

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

Date:    11/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97