Form 10-K
period 1997-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1998-03-30
CIK 1013167

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1. Business.

                           (a)    General development of business.  Smith Barney
Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Between July 7, 1994 and August 31, 1994, 9,421 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ending December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item 8.

Financial Statements and Supplementary Data."
          The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"). Partnership Units were being continuosly offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Units.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

         The Partnership's trading of futures contracts on commodities is done primarily on United States commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
         Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.

     The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership

"Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SB. The Advisor is not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership.
          The Customer Agreement between the Partnership and SB (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. SB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
          In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated by either party.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995 and for the period from September 1, 1994 (commencement of trading operations) to December 31, 1994 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1997 was $101,317,074.

         (c)  Narrative  description  of business.
         See  Paragraphs  (a) and (b)above.
         (i)  through (x) - Not  applicable.
         (xi)  through  (xii) - Not applicable.
         (xiii) - The Partnership  has no employees.
         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3. Legal Proceedings.
         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year. Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.         Market for Registrant's Common Equity and Related Security
                Holder Matters.
                (a)    Market Information.  The Partnership has issued no
                       stock. There is no public market for the Units of Limited Partnership Interest.
                (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1997 was 1,045.
                (c)    Distribution.   The   Partnership   did  not   declare  a
                       distribution in 1997 or 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on September 1, 1994. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996 and 1995 and for the period from September 1, 1994 (commencement of trading operations) to December 31, 1994 and total assets at December 31, 1997, 1996, 1995 and 1994 were as follows:

                                            1997           1996           1995             1994
                                         ------------   -----------   ------------     ----------

Realized and unrealized
 trading gains (losses)
 net of brokerage  commissions
 and clearing fees of $5,672,628,
 $3,306,404, $1,842,402 and $283,703,
 respectively                           $ 13,762,069   $ 16,597,447   $  8,020,122    $ (1,112,429)

Interest income                            3,513,989      1,920,850      1,234,647         170,516
                                        ------------   ------------   ------------    ------------

                                        $ 17,276,058   $ 18,518,297   $  9,254,769    $   (941,913)
                                        ============   ============   ============    ============

Net Income (loss)                       $ 11,255,193   $ 13,746,736   $  6,875,816    $ (1,325,660)
                                        ============   ============   ============    ============

Increase (decrease) in
 net asset value per
 unit                                   $     196.20   $     319.87   $     293.49    $     (75.43)
                                        ============   ============   ============    ============

Total assets                            $103,999,164   $ 71,647,148   $ 39,439,974    $ 18,543,431
                                        ============   ============   ============    ============

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.
                (a)    Liquidity. The Partnership does not engage in    sales of
goods or services. Its only assets are its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation
(depreciation) on open futures contracts, commodity options, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
                (1)  Partnership  funds are invested  only in futures  contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
                (2) The  Partnership  diversifies  its  positions  among various commodities. The Advisor does not initiate additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
                (3)  The  Partnership  may  occasionally  accept  delivery  of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
                (4) The Partnership   does    not  employ the  trading technique
commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
                (5)  The  Partnership   does  not  utilize   borrowings   except
short-term borrowings if the Partnership takes delivery of any cash commodities.
                (6)  The  Advisor  may,  from  time  to  time,   employ  trading
strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
                The   Partnership  is  party  to  financial   instruments   with
off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the
Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day.
                (b)     Capital resources.  (i) The Partnership has made no
material commitments for capital expenditures.
                (ii)  The   Partnership's   capital   consists  of  the  capital
contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
                       The  Partnership  ceased to  offer Units effective  April
1997. For the year ended December 31, 1997, there were additional sales of 17,098.7004 Units totaling $26,633,900 and contributions by the General Partner representing 156.0603 Unit equivalents totaling $243,000. For the year ended December 31, 1996, the Partnership sold 17,430.8344 Units resulting in aggregate proceeds to the Partnership of $22,142,769 and General Partner contributions of $164,000 to the Partnership representing 130.1478 Unit equivalents. For the year ended December 31, 1995, there were additional sales of 18,408.1696 Units totaling $21,242,100 and contributions by the General Partner representing
120.3771 Unit equivalents totaling $135,000.
                       No  forecast can  be made as to the level  of redemptions
in any given period. For the year ended December 31, 1997, 3,338.4562 Units were redeemed totaling $5,266,488. For the year ended December 31, 1996, 4,968.4779 Units were redeemed totaling $6,478,043. For the year ended December 31, 1995, 6,145.4511 Units were redeemed totaling $7,436,822.
                   Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.
                (c) Results of Operations. For the year ended December 31, 1997, the Net Asset Value per Unit increased 12.8% from $1,537.93 to $1,734.13. For the year ended December 31, 1996 the Net Asset Value Per Unit increased 26.3% from $1,218.06 to $1,537.93. For the year ended December 31, 1995 the Net Asset Value Per Unit increased 31.7% from $924.57 to $1,218.06.
                       The   Partnership   experienced  net  trading  gains  of
$19,434,697 before commissions and expenses for the year ended December 31, 1997. Gains were recognized in the trading of commodity futures in metals, currencies, indices and interest rate products.
                       The   Partnership   experienced   net  trading  gains  of
$19,903,851 before commissions and expenses for the year ended December 31, 1996. These gains were recognized in the trading of currency, precious metals and interest rate futures contracts. These gains were partially offset by losses incurred in the trading of indices.
                       The   Partnership   experienced   net  trading  gains  of
$9,862,524 before commissions and expenses for the period ended December 31, 1995. Realized trading gains of $9,561,353 were recognized in the trading of currency, stock index and interest rate futures contracts.

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

Item 8.                 Financial Statements and Supplementary Data.




                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                       Number


Report of Independent Accountants.                                       F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                                              F-3

Statement of Income and Expenses for
the years ended December 31, 1997, 1996
and 1995.                                                                F-4

Statement of Partners' Capital for the
years ended December 31, 1997, 1996 and
1995.                                                                    F-5

Notes to Financial Statements.                                        F-6 - F-11

           Report of Independent Accountants

To the Partners of
   Smith Barney Mid-West Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY MID-WEST FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1997 and 1996


                                                   1997        1996
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                  $ 98,812,037   $70,073,574
   Net unrealized appreciation
    on open futures contracts                    4,837,350     1,353,865
                                              ------------   -----------
                                               103,649,387    71,427,439
Interest receivable                                349,777       219,709
                                              ------------   -----------
                                              $103,999,164   $71,647,148
                                              ------------   -----------



Liabilities and Partners'Capital:
Liabilities:
  Accrued expenses:
   Commissions                                $    519,996   $   358,236
   Management fees                                 344,931       237,630
   Administrative fees                              86,233        59,407
   Incentive fees                                1,062,363     1,988,611
   Other                                            47,822        62,120
  Redemptions payable (Note 5)                     620,745       489,675
                                              ------------   -----------
                                                 2,682,090     3,195,679
                                              ------------   -----------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 608.9156 and
   452.8553 Unit equivalents
   outstanding
   in 1997 and 1996,
   respectively                                  1,055,939       696,460
  Limited Partners,
   57,816.3107 and
   44,056.0665 Units of Limited
   Partnership Interest
   outstanding
   in 1997 and 1996,
   respectively                                100,261,135    67,755,009
                                              ------------   -----------
                                               101,317,074    68,451,469
                                              ------------   -----------
                                              $103,999,164   $71,647,148
                                              ------------   -----------


See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                      1997          1996         1995
Income:
  Net gains on trading of
  commodity interests:
   Realized gains on
    closed positions           $15,951,212    $ 20,005,044    $ 9,561,353
   Change in unrealized
    gains/ losses on
    open positions               3,483,485        (101,193)       301,171
                               -----------    ------------    -----------
                                19,434,697      19,903,851      9,862,524
  Less, Brokerage
   commissions and
   clearing fees
   ($71,533, $49,253,
   and $24,886,
   respectively)
   (Note 3c)                    (5,672,628)     (3,306,404)    (1,842,402)
                               -----------    ------------    -----------
  Net realized and              13,762,069      16,597,447      8,020,122
   unrealized gains
  Interest income
   (Note 3c)                     3,513,989       1,920,850      1,234,647
                               -----------    ------------    -----------
                                17,276,058      18,518,297      9,254,769
Expenses:
  Management fees                3,633,607       2,112,274      1,178,635
  (Note 3b)
  Administrative fees              908,156         528,068        294,658
  (Note 3a)
  Incentive fees (Note           1,390,262       1,988,611        829,781
  3b)
  Other expenses                    88,840         142,608         75,879
                               -----------    ------------    -----------
                                 6,020,865       4,771,561      2,378,953
                               -----------    ------------    -----------
Net income                      $11,255,19    $ 13,746,736    $ 6,875,816
                               -----------    ------------    -----------
Net income per Unit of
  Limited Partnership
  Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)   $    196.20    $     319.87    $    293.49
                               -----------    ------------    -----------



See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                Limited           General
                                Partners         Partner          Total
Partners' capital at
  December 31, 1994        $  17,872,844    $     187,069   $  18,059,913
Net Income                     6,804,808           71,008       6,875,816
Sale of 18,408.1696
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 120.3771
  Unit equivalents            21,242,100          135,000      21,377,100
Redemption of 6,145.4511
  Units of Limited
  Partnership Interest        (7,436,822)              --      (7,436,822)
                           -------------    -------------   -------------
Partners' capital at
  December 31, 1995           38,482,930          393,077      38,876,007
Net Income                    13,607,353          139,383      13,746,736
Sale of 17,430.8344
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 130.1478
  Unit equivalents            22,142,769          164,000      22,306,769
                           -------------    -------------   -------------
Redemption of 4,968.4779
  Units of Limited
  Partnership Interest        (6,478,043)              --      (6,478,043)
                           -------------    -------------   -------------
Partners' capital at
  December 31, 1996           67,755,009          696,460      68,451,469
Net Income                    11,138,714          116,479      11,255,193
Sale of 17,098.7004
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 156.0603
  Unit equivalents            26,633,900          243,000      26,876,900
Redemption of 3,338.4562
  Units of Limited
  Partnership Interest        (5,266,488)              --      (5,266,488)
                           -------------    -------------   -------------
Partners' capital at
  December 31, 1997        $ 100,261,135    $   1,055,939   $ 101,317,074
                           -------------    -------------   -------------


See notes to financial statements.

      Smith Barney Mid-West Futures Fund L.P. II

             Notes to Financial Statements

1.  Partnership Organization:

    Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Partnership Units were being continuously offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Units.

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

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

    b. Management Agreement:

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

    c. Customer Agreement

       The Partnership has entered into a Customer Agreement with SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SB equal to 1/2 of 1 % of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the

       Partnership. This fee does not include exchange, clearing, floor brokerage, user, give-up and NFA fees which will be borne by the
       Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $11,857,674 and $6,067,838, respectively. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SB based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996 was $4,837,350 and $1,353,865,
    respectively. The average fair value during the years then ended, based on monthly calculation, was $5,283,180 and $5,549,462, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the years ended December 31, 1997, 1996 and 1995 were as follows:


                               1997        1996         1995
Net realized and
 unrealized gains         $  239.91    $  387.25    $  342.80
Interest income               61.39        48.07        49.02
Expenses                    (105.10)     (115.45)      (98.33)
                           ---------    ---------    ---------
Increase for year            196.20       319.87       293.49
Net asset value per
 Unit, beginning of
   year                    1,537.93     1,218.06       924.57
                          ---------    ---------    ---------
Net asset value per
 Unit, end of year        $1,734.13    $1,537.93    $1,218.06
                          ---------    ---------    ---------



7.  Financial Instrument Risk:

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $439,703,147 and $674,462,459, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $4,837,350, as detailed below.


                            December 31, 1997
                  --------------------------------------
                    Notional or Contractual
                     Amount of Commitments
                  ------------------------------------
                  To Purchase    To Sell    Fair Value
Currencies
  -OTC Contracts  $112,161,137 $214,988,952   $(476,904)
Interest Rate
  U.S.             93,164,750           --      740,813
Interest Rate
  Non-U.S.        222,477,455  410,908,324      268,873
Metals             11,899,805   39,967,590    3,603,175
Indices                    --    8,597,593      701,393
                  -----------  -----------  -----------
                  $439,703,147 $674,462,459  $4,837,350
                   ----------   ----------   ----------


At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $360,386,861 and $221,512,495, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $1,353,865 as detailed below.

                            December 31, 1996
                  --------------------------------------
                   Notional or Contractual
                    Amount of Commitments
                  --------------------------
                  To Purchase    To Sell    Fair Value
Currencies
  -OTC Contracts  $101,932,924 $75,955,004     $434,513
Interest Rate
  U.S.             13,918,500           --     (178,250)
Interest Rate
  Non-U.S.        244,535,437   97,808,063     (164,031)
Metals                     --   40,898,465      917,595
Indices                    --    6,850,963      344,038
                  -----------  -----------  -----------
                  $360,386,861 $221,512,495  $1,353,865
                   ----------   ----------   ----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
Item 11.          Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1997, SB earned $5,672,628 in brokerage commissions and clearing fees. The Advisor earned $3,633,607 in management fees and $1,390,262 in incentive fees during 1997. During the year ended December 31, 1997, the General Partner earned $908,156 in administrative fees.

Item 12.          Security    Ownership   of  Certain  Beneficial   Owners   and
                  Management.
                  (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 608.9156 (1.0%) Units of partnership interest as of December 31, 1997.
                  (c). Changes in control.  None.
Item 13.          Certain Relationships and Related Transactions.
                  Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.
                  (a)    (1)   Financial   Statements:  Statement  of  Financial
                               Condition at December 31, 1997 and  1996.
                               Statement of Income and  Expenses the years ended
                               December 31, 1997,  1996 and 1995.
                               Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

                          (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 1997.
                           (3) Exhibits:
                           3.1 - Certificate of Limited Partnership (previously filed).
                           3.2 -     Limited  Partnership  Agreement (previously
                                     filed).
                           10.1 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (previously filed).
                           10.2 - Customer Agreement between Registrant and Smith Barney Shearson Inc. (previously filed).
                           10.3 - Form of Subscription Agreement (previously filed).
                           10.4 - Letter dated February 16, 1995 from General Partner to John W. Henry & Co., Inc. extending Management Agreement (previously filed).

                           10.5 - Letter dated January 25, 1996 from General Partner to John W. Henry & Co., Inc. Extending Management Agreement to June 30, 1996 (previously filed).

                           10.6 - Letters extending Management Agreement with John W. Henry & Co., Inc. for 1996 and 1997 (filed herein).




                   (b)      Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                           /s/    Jack H. Lehman III
David J. Vogel,                                         Jack H. Lehman III
Director, Principal Executive                           Chairman and Director
Officer and President



/s/   Michael Schaefer                        /s/       Daniel A. Dantuono
Michael Schaefer                                        Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                         Officer and Director



/s/ Daniel R. McAuliffe, Jr.                      /s/   Steve J. Keltz
Daniel R. McAuliffe, Jr.                                Steve J. Keltz
Director                                                Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director