Form 10-K
period 1998-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1999-03-30
CIK 1013167

1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28,1999 Limited Partnership Units with an aggregate value of $1,691.57 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Between July 7, 1994 and August 31, 1994, 9,421 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ending December 31, 1998, 1997, and 1996 are reported in the Statement of Partners' Capital on page F-6 under "Item
8. Financial Statements and Supplementary Data."
     The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"). Partnership Units were being continuously offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Units.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures contracts on commodities is done primarily on United States commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.

     The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company Inc. (the AAdvisor@) who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership.
     The Customer Agreement between the Partnership and SSB (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated by either party.
     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 1998, 1997, 1996, and 1995 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1998 was $94,174,439.
    (c)  Narrative  description of business.
         See Paragraphs (a) and (b) above.
        (i) through (x) - Not applicable.
        (xi) through (xii) - Not applicable.
        (xiii) -The Partnership has no employees.
    (d) Financial  Information About Foreign and Domestic Operations and
Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties. The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

    Item 3. Legal Proceedings.
        There are no material legal proceedings pending against the Partnership or the General Partner.
        This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
        In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.
     Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.

     In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously.
 Environmental  Matters
     In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.

     The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

     Item 4. Submission of Matters to a Vote of Security Holders.
        There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

     Item 5. Market for Registrant's Common Equity and ,Related Security Holder Matters.
        (a) Market Information. The Partnership has issued no stock. There is no public  market  for the Units of  Limited  Partnership Interest.
        (b) Holders.  The  number of  holders  of Units of  Partnership Interest as of December 31, 1998 was 981.
        (c) Distribution. The Partnership did not declare a distribution in 1998 or 1997.

     Item 6. Selected Financial Data. The Partnership commenced trading operations on September 1, 1994. Realized and unrealized trading gains, interest income, net income and increase in net asset value per Unit for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and total assets at December 31, 1998, 1997, 1996, 1995 and 1994 were as follows:

                                 1998          1997            1996            1995              1994

Realized and unrealized
 trading gains
 net of brokerage
 commissions and clearing
 fees of $5,793,730,
 $5,672,628, $3,306,404,
 $1,842,402 and $283,703,
 respectively               $  4,233,828   $ 13,762,069   $ 16,597,447   $  8,020,122    $ (1,112,429)

Interest income                3,300,032      3,513,989      1,920,850      1,234,647         170,526

                            $  7,533,860   $ 17,276,058   $ 18,518,297   $  9,254,769    $   (941,913)

Net Income                  $  2,107,683   $ 11,255,193   $ 13,746,736   $  6,875,816    $ (1,325,660)

Increase in net asset
 value per Unit
                            $      54.16   $     196.20   $     319.87   $     293.49    $     (75.43)

Total assets                $ 96,893,196   $103,999,164   $ 71,647,148   $ 39,439,974    $ 18,543,431


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
     (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
     (2) The Partnership diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
     (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

     (4) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
     (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
     (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day.
     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees, and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
     The Partnership ceased to offer Units effective April 1997. For the year ended December 31, 1997, there were additional sales of 17,098.7004 Units totaling $26,633,900 and contributions by the General Partner representing
156.0603 Unit equivalents totaling $243,000. For the year ended December 31, 1996, the Partnership sold 17,430.8344 Units resulting in aggregate proceeds to the Partnership of $22,142,769 and General Partner contributions of $164,000 to the Partnership representing 130.1478 Unit equivalents.
     No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1998, 5,763.4832 Units were redeemed totaling $9,250,318. For the year ended December 31, 1997, 3,338.4562 Units were redeemed totaling $5,266,488. For the year ended December 31, 1996, 4,968.4779 Units were redeemed totaling $6,478,043.
     Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.

     (c) Results of Operations. For the year ended December 31, 1998 the Net Asset Value Per Unit increased 3.1% from $1,734.13 to $1,788.29. For the year ended December 31, 1997, the Net Asset Value per Unit increased 12.8% from $1,537.93 to $1,734.13. For the year ended December 31, 1996 the Net Asset Value Per Unit increased 26.3% from $1,218.06 to $1,537.93
     The Partnership experienced net trading gains of $10,027,558 before commissions and expenses for the year ended December 31, 1998. Gains were primarily attributable to the trading of U.S. and non-U.S.interest rate futures contracts. These gains were partially offset by losses incurred while trading metals, currencies and indices.
     The Partnership experienced net trading gains of $19,434,697 before commissions and expenses for the year ended December 31, 1997. Gains were primarily attributable to the trading of commodity futures in metals, currencies, indices and U.S. and non-U.S. interest rate futures contracts.
     The Partnership experienced net trading gains of $19,903,851 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of currency, precious metals and U.S. and non-U.S. interest rate futures contracts. These gains were partially offset by losses incurred in the trading of indices.

    Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
     (d) Operational Risk
     The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.
 Risk of Computer System Failure (Year 2000 Issue)
     The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology," were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.

     The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisor, the brokers and exchanges through which the Advisor trades, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations. The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.
     The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.

     This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
     The General Partner has requested and received statements from the Advisor that it has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. The Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm the Advisor's readiness for Year 2000.
     The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
     SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. SSBH is also participating in the streetwide testing which commenced in March 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
     The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999.
European  Economic and Monetary Union
European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen. Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.

     The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.
     As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.
     (e) New  Accounting  Pronouncements
     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses

Item 7A.  Quantitative   and   Qualitative   Disclosures   About   Market   Risk
     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.
     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
  Quantifying the Partnership's  Trading Value at Risk
     The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
     In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.
The Partnership's  Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $94,174,439.


                      December 31, 1998

                                        % of Total
Market Sector         Value at Risk    Capitalization


Currencies               $1,088,100      1.16%
Interest Rate U.S.        1,395,500      1.48%
Interest Rate Non-U.S     5,916,186      6.28%
Metals                      208,000      0.22%

Total                    $8,607,786      9.14%

Material  Limitations  on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Partnership - give no indication of this "risk of ruin."

Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative  Disclosures  Regarding  Primary  Trading  Risk  Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
     Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based
Partnership in expressing Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Although the Partnership does trade stock indices such as the Financial Times (England) and Nikkei (Japan), at December 31, 1998. The Partnership held no open positions in these instruments. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisor has from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
Qualitative  Disclosures  Regarding  Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

     Qualitative  Disclosures  Regarding  Means of Managing  Risk  Exposure
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data




                       SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                              INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number


          Oath or Affirmation                                           F-2

          Report of Independent Accountants                             F-3

          Financial Statements:
          Statement of Financial Condition at
          December 31, 1998 and 1997                                    F-4

          Statement of Income and Expenses for
          the years ended December 31, 1998, 1997
          and 1996                                                      F-5

          Statement of Partners' Capital for the
          years ended December 31, 1998, 1997 and
          1996                                                          F-6

          Notes to Financial Statements                               F-7 - F-11


















                                          F-1
                                       Continued

                             To The Limited Partners of
                     Smith Barney Mid-West Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, Smith Barney Mid-West
       Futures Fund L.P. II



390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                   Report of Independent Accountants

To the Partners of
   Smith Barney Mid-West Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II at December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PricewaterhouseCoopers LLP

New York, New York
February 26, 1999
                                   F-3

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1998 and 1997


                                                           1998            1997
Assets:
Equity in commodity futures
    trading account:
   Cash (Note 3c)                                  $ 87,033,493     $ 98,812,037
   Net unrealized appreciation
    on open futures contracts                         9,603,763        4,837,350
                                                   ------------     ------------
                                                     96,637,256      103,649,387
Interest receivable                                     255,940          349,777
                                                   ------------     ------------
                                                   $ 96,893,196     $103,999,164
                                                   ============     ============


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                     $    484,466     $    519,996
   Management fees                                      321,183          344,931
   Administrative fees                                   80,296           86,233
   Incentive fees                                          --          1,062,363
   Other                                                 53,822           47,822
  Redemptions payable (Note 5)                        1,778,990          620,745
                                                   ------------     ------------
                                                      2,718,757        2,682,090
                                                   ------------     ------------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 608.9156 Unit
   equivalents outstanding
   in 1998 and 1997                                   1,088,918        1,055,939
  Limited Partners, 52,052.8275 and
   57,816.3107 Units of Limited
   Partnership Interest outstanding
   in 1998 and 1997, respectively                    93,085,521      100,261,135
                                                   ------------     ------------
                                                     94,174,439      101,317,074
                                                   ------------     ------------
                                                   $ 96,893,196     $103,999,164
                                                   ============     ============



See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1998, 1997 and 1996


                                                   1998            1997            1996

Income:
  Net gains on trading of
    commodity interests:
   Realized gains on closed positions      $  5,261,145    $ 15,951,212    $ 20,005,044
   Change in unrealized gains/ losses
    on open positions                         4,766,413       3,483,485        (101,193)
                                           ------------    ------------    ------------
                                             10,027,558      19,434,697      19,903,851
  Less, Brokerage commissions
   including clearing
   fees of $73,613, $71,533,
  and $49,253, respectively (Note 3c)        (5,793,730)     (5,672,628)     (3,306,404)
                                           ------------    ------------    ------------
  Net realized and unrealized gains           4,233,828      13,762,069      16,597,447
  Interest income (Note 3c)                   3,300,032       3,513,989       1,920,850
                                           ------------    ------------    ------------
                                              7,533,860      17,276,058      18,518,297
                                           ------------    ------------    ------------
Expenses:
  Management fees (Note 3b)                   3,611,428       3,633,607       2,112,274
  Administrative fees (Note 3a)                 902,857         908,156         528,068
  Incentive fees (Note 3b)                      832,948       1,390,262       1,988,611
  Other expenses                                 78,944          88,840         142,608
                                           ------------    ------------    ------------
                                              5,426,177       6,020,865       4,771,561
                                           ------------    ------------    ------------
Net income                                 $  2,107,683    $ 11,255,193    $ 13,746,736
                                           ============    ============    ============

Net income per Unit
   of Limited Partnership
  Interest and General Partner
  Unit equivalent (Notes 1 and 6)          $      54.16    $     196.20    $     319.87
                                           ============    ============    ============




See notes to financial statements.
                                                   F-5

                   Smith Barney Mid-West Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1998, 1997 and 1996


                                                 Limited          General
                                                Partners         Partners           Total
Partners' capital at
  December 31, 1995                        $  38,482,930    $     393,077   $  38,876,007
Net income                                    13,607,353          139,383      13,746,736
Sale of 17,430.8344 Units of
  Limited Partnership Interest
  and General Partner's contribution
  representing 130.1478 Unit equivalents      22,142,769          164,000      22,306,769
Redemption of 4,968.4779 Units of
  Limited Partnership Interest                (6,478,043)            --        (6,478,043)
                                           -------------    -------------   -------------
Partners' capital at December 31, 1996        67,755,009          696,460      68,451,469
Net income                                    11,138,714          116,479      11,255,193
Sale of 17,098.7004 Units of
  Limited Partnership Interest
  and General Partner's contribution
  representing 156.0603 Unit equivalents      26,633,900          243,000      26,876,900
Redemption of 3,338.4562 Units of
  Limited Partnership Interest                (5,266,488)            --        (5,266,488)
                                           -------------    -------------   -------------
Partners' capital at December 31, 1997       100,261,135        1,055,939     101,317,074
Net income                                     2,074,704           32,979       2,107,683
Redemption of 5,763.4832 Units of
  Limited Partnership Interest                (9,250,318)            --        (9,250,318)
                                           -------------    -------------   -------------
Partners' capital at December 31, 1998     $  93,085,521    $   1,088,918   $  94,174,439
                                           =============    =============   =============



See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II

                          Notes to Financial Statements

1.  Partnership Organization:

    Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Partnership Units were being continuously offered monthly during the continuous offering period through April 30, 1997. The Partnership was authorized to sell 75,000 Units.

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreement:

       The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the advisor (John W. Henry & Company, Inc.) (the "Advisor"), provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined, of the Partnership.

    c. Customer Agreement

       The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SSB equal to 1/2 of 1 % of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, floor brokerage, user, give-up and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $9,169,011 and $11,857,674, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1998 and 1997 was $9,603,763 and $4,837,350, respectively. The average fair value during the years then ended, based on a monthly calculation, was $5,751,592 and $5,283,180, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1998, 1997 and 1996 were as follows:




                                            1998         1997         1996

Net realized and unrealized gains   $      92.61 $     239.91 $     387.25
Interest income                            58.57        61.39        48.07
Expenses                                  (97.02)     (105.10)     (115.45)
                                       ---------    ---------    ---------
Increase for year                          54.16       196.20       319.87
Net asset value per Unit,
beginning of year                       1,734.13     1,537.93     1,218.06
                                       ---------    ---------    ---------
Net asset value per Unit,
end of year                         $   1,788.29 $   1,734.13 $   1,537.93
                                       =========    =========    =========



7.  Financial Instrument Risks:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

    At  December  31,  1998,  the  notional  or   contractual   amounts  of  the
    Partnership's commitment to purchase and sell these instruments was $586,519,983 and $601,838,838, respectively, as detailed below. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $9,603,763, as detailed below.



                                December 31, 1998
                              Notional or Contractual
                              Amount of Commitments


                         To Purchase        To Sell     Fair Value
Currencies
  -OTC Contracts        $ 49,170,952   $ 15,254,946   $    507,509
Interest Rate U.S.        92,333,813    104,166,375       (699,138)
Interest Rate Non-U.S    445,015,218    474,903,517      9,800,592
Metals                          --        7,514,000         (5,200)
                        ------------   ------------   ------------
                        $586,519,983   $601,838,838   $  9,603,763
                        ============   ============   ============



  At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $439,703,147 and $674,462,459, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $4,837,350, as detailed below.

                                December 31, 1997
                             Notional or Contractual
                              Amount of Commitments

                          To Purchase        To Sell     Fair Value
Currencies
  -OTC Contracts         $112,161,137   $214,988,952   $   (476,904)
Interest Rate U.S.         93,164,750           --          740,813
Interest Rate Non-U.S     222,477,455    410,908,324        268,873
Metals                     11,899,805     39,967,590      3,603,175
Indices                          --        8,597,593        701,393
                         ------------   ------------   ------------
                         $439,703,147   $674,462,459   $  4,837,350
                         ============   ============   ============



8.  New Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III

Item 10. Directors and Executive  Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
     Item 11.  Executive  Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 1998, SSB earned $5,793,730 in brokerage commissions and clearing fees. The Advisor earned $3,611,428 in management fees and $832,948 in incentive fees during 1998. During the year ended December 31, 1998, the General Partner earned $902,857 in administrative fees.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management.
     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
     (b).Security  ownership  of  management.  Under  the  terms of the  Limited
Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 608.9156 (1.2%) Units of partnership interest as of December 31, 1998.
     (c).Changes  in  control.   None.
Item  13.  Certain   Relationships   and  Related Transactions.
     Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                             PART IV
Item 14. Exhibits,  Financial Statement  Schedules,  and Reports  on Form 8-K.

     (a)  (1)   Financial   Statements:
                Statement  of  Financial  Condition at
                December 31, 1998 and 1997.
                Statement of Income and Expenses for the years ended
                December 31, 1998,  1997 and 1996
                Statement of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

          (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 1998.

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

          10.6 - Letters extending Management Agreements with John W. Henry & Company, Inc. for 1996 and 1997 (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

          10.7.Letter  from  General  Partner  to  John  W.  Henry  & Co.,  Inc.
               extending  Management  Agreement for 1998.  (filed  herein).

          (b)  Report on Form 8-K: None Filed

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.


SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:       Smith Barney Futures Management Inc.
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.


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




/s/   Shelley Ullman
Shelley Ullman
Director
                                       38