Form 10-Q
period 1999-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1999-05-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

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

           Item 1.     Financial Statements:
                       Statement of Financial Condition
                       at March 31, 1999 (unaudited) and
                       December 31, 1998.                                3

                       Statement of Income and Expenses
                       and  Partners' Capital for the
                       three  months ended March 31, 1999
                       and 1998 (unaudited).                             4

                       Notes to Financial Statements
                       (unaudited)                                     5 - 8

           Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                      9 - 12

           Item 3.     Quantitative and Qualitative
                       Disclosures of Market Risk                     13 - 14

PART II - Other Information                                              15

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION


                                               March 31,     December 31,
                                                1999           1998
                                             ------------  ------------
                                             (Unaudited)
Assets:
Equity in commodity futures trading account:
  Cash and cash equivalents                   $80,937,075   $87,033,493
  Net unrealized appreciation
   on open futures contracts                    2,341,968     9,603,763

                                              -----------   -----------

                                               83,279,043    96,637,256

Interest receivable                               253,334       255,940
                                              -----------   -----------

                                              $83,532,377   $96,893,196
                                              ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                 $   417,662   $   484,466
  Management fees                                 276,872       321,183
  Administrative fees                              69,218        80,296
  Other                                            53,089        53,822
 Redemptions payable                            3,790,558     1,778,990
                                              -----------   -----------

                                                4,607,399     2,718,757
                                              -----------   -----------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
 outstanding in 1999 and 1998                     997,927     1,088,918
Limited Partners, 47,549.4213 and
 52,052.8275 Units of Limited Partnership
 Interest outstanding in 1999 and
 1998, respectively                            77,927,051    93,085,521
                                              -----------   -----------

                                               78,924,978    94,174,439
                                              -----------   -----------

                                              $83,532,377   $96,893,196
                                              ===========   ===========

See Notes to Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                 ------------------------------
                                                     1999              1998

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions   $   1,283,994    $  (4,389,284)
  Change in unrealized gains/losses on open
   positions                                       (7,261,795)      (3,884,011)
                                                _____________    _____________

                                                   (5,977,801)      (8,273,295)
Less, brokerage commissions including
  clearing fees of $23,549 and $24,866,
  respectively                                     (1,411,057)      (1,521,296)
                                                _____________    _____________

  Net realized and unrealized losses               (7,388,858)      (9,794,591)
  Interest income                                     734,986          983,323
                                                _____________    _____________

                                                   (6,653,872)      (8,811,268)
                                                _____________    _____________


Expenses:
  Management fees                                     866,391          939,049
  Administrative fees                                 216,598          234,762
  Other                                                21,482           21,055
                                                _____________    _____________

                                                    1,104,471        1,194,866
                                                _____________    _____________

  Net loss                                         (7,758,343)     (10,006,134)
  Redemptions                                      (7,491,118)      (1,190,203)
                                                _____________    _____________

  Net decrease in Partners' capital               (15,249,461)     (11,196,337)

Partners' capital, beginning of period             94,174,439      101,317,074
                                                _____________    _____________

Partners' capital, end of period                $  78,924,978    $  90,120,737
                                                -------------    -------------

Net asset value per Unit
  (48,158.3369 and 57,680.7798 Units
  outstanding at March 31, 1999 and
  1998, respectively)                           $    1,638.86    $    1,562.41
                                                -------------    -------------


Net loss per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                       $     (149.43)   $     (171.72)
                                                -------------    -------------

See Notes to Financial Statements
                                         4

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                   (continued)

2. Net Asset Value Per Unit:

           Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                   THREE-MONTHS ENDED
                                         MARCH  31,
                                      1999        1998
Net realized and unrealized
 losses                       $    (142.27)$    (168.09)
Interest income                      14.25        16.90
Expenses                            (21.41)      (20.53)
                                  ---------    ---------

Decrease for period                (149.43)     (171.72)

Net Asset Value per Unit,
 beginning of period              1,788.29     1,734.13
                                 ---------    ---------

Net Asset Value per Unit,
 end of period                $   1,638.86 $   1,562.41
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $2,341,968 and $9,603,763, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $3,924,227 and $5,751,592, respectively.

4. Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
                                      7

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments.

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $311,173,529 and $696,792,080, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was 2,341,968, as detailed below.


                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                           TO PURCHASE        TO SELL     FAIR VALUE

Currencies
- OTC Contracts           $ 32,368,158   $164,080,172   $    660,859
Interest Rates U.S.               --      190,662,646      1,016,058
Interest Rates Non-U.S     255,242,288    300,322,369       (686,880)
Metals                            --       40,669,820        160,790
Stock Index                 23,563,083      1,057,073      1,191,141
                          ------------   ------------   ------------

Totals                    $311,173,529   $696,792,080   $  2,341,968
                          ============   ============   ============

        At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $586,519,983 and $601,838,838, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $9,603,763, as detailed below.

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                           TO PURCHASE        TO SELL     FAIR VALUE

Currencies
- OTC Contracts           $ 49,170,952   $ 15,254,946   $    507,509
Interest Rates U.S.         92,333,813    104,166,375       (699,138)
Interest Rates Non-U.S     445,015,218    474,903,517      9,800,592
Metals                            --        7,514,000         (5,200)
                          ------------   ------------   ------------

Totals                    $586,519,983   $601,838,838   $  9,603,763
                          ============   ============   ============


Item 2.         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 16.2% from $94,174,439 to $78,924,978. This decrease was primarily attributable to a net loss from operations of $7,758,343 coupled with the redemption of 4,503.4062 Units resulting in an outflow of $7,491,118 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.

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

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per unit decreased 8.4% from $1,788.29 to $1,638.86 as compared to a decrease of 9.9% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $5,977,801. Losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates and metals and were partially offset by gains in currencies, indices and U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1998 of $8,273,295. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, indices and metals and were partially offset by gains in non-U.S. interest rates.

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

         Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three months ended March 31, 1999 decreased by $248,337 as compared to the corresponding period in 1998. The decrease in interest income is primarily the result of the effect of redemptions on the Partnership=s equity maintained in cash during the three month period.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $110,239 as compared to the corresponding period in 1998.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 1999 decreased by $72,658 as compared to the corresponding period in 1998.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership=s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 1999 decreased by $18,164 as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 1999 or 1998.

Item 3.         Quantitative and Qualitative Disclosures of Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $78,924,978. There has been no material change in the trading Value at Risk information previously disclosed in the form 10-K for the year ended December 31, 1998.


                                 March 31, 1999

                                         % of Total
Market Sector           Value at Risk    Capitalization

Currencies                $ 3,043,845       3.86%
Interest rates U.S.         1,390,500       1.76%
Interest rates Non-U.S      2,774,989       3.52%
Metals                      1,149,600       1.46%
Indices                     2,561,132       3.24%
                          -----------       -----

Total                     $10,920,066      13.84%
                          ===========       =====


                    PART II OTHER INFORMATION

Item 1.     Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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


Date:  5/14/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  5/14/99



By:   /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director


Date:    5/14/99
                                    16