Form 10-Q
period 1999-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1999-08-13
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

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
          Statement of Financial Condition
          at June 30, 1999 (unaudited) and
          December 31, 1998.                                      3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 1999
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

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION


                                                       June 30,     December 31,
                                                        1999           1998
Assets:
                                                     ---------------------------
                                                     (Unaudited)

Equity in commodity futures trading account:
  Cash                                              $ 79,507,023    $ 87,033,493
  Net unrealized appreciation
   on open futures contracts                           8,492,540       9,603,763

                                                     -----------     -----------

                                                      87,999,563      96,637,256

Interest receivable                                      232,609         255,940
                                                     -----------     -----------

                                                     $88,232,172     $96,893,196
                                                     ===========     ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $   441,161     $   484,466
  Management fees                                        292,520         321,183
  Administrative fees                                     73,130          80,296
  Other                                                   35,093          53,822
 Redemptions payable                                     513,286       1,778,990
                                                     -----------     -----------

                                                       1,355,190       2,718,757
                                                     -----------     -----------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
 outstanding in 1999 and 1998                          1,132,833       1,088,918
Limited Partners, 46,088.9221 and
 52,052.8275 Units of Limited
Partnership Interest outstanding in
 1999 and 1998, respectively                          85,744,149      93,085,521
                                                     -----------     -----------

                                                      86,876,982      94,174,439
                                                     -----------     -----------

                                                     $88,232,172     $96,893,196
                                                     ===========     ===========

See Notes to Financial Statements.
                                             3

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                        -------------------------------    ------------------------------
                                                                1999            1998            1999             1998

                                                         ------------------------------    ------------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $   6,114,636    $  (2,562,481)   $   7,398,630    $  (6,951,765)
  Change in unrealized gains/losses on open
   positions                                                 6,150,572       (5,421,133)      (1,111,223)      (9,305,144)

                                                         -------------    -------------    -------------    -------------

                                                            12,265,208       (7,983,614)       6,287,407      (16,256,909)
Less, brokerage commissions including clearing fees of
  $19,170, $17,890, $42,719 and $42,756, respectively       (1,380,126)      (1,310,883)      (2,791,183)      (2,832,179)

                                                         -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)                10,885,082       (9,294,497)       3,496,224      (19,089,088)



  Interest income                                              693,536          810,659        1,428,522        1,793,982

                                                         -------------    -------------    -------------    -------------

                                                            11,578,618       (8,483,838)       4,924,746      (17,295,106)

                                                         -------------    -------------    -------------    -------------


Expenses:
  Management fees                                              841,155          822,538        1,707,546        1,761,587
  Administrative fees                                          210,289          205,634          426,887          440,396
  Other                                                         16,888           20,297           38,370           41,352

                                                         -------------    -------------    -------------    -------------

                                                             1,068,332        1,048,469        2,172,803        2,243,335

                                                         -------------    -------------    -------------    -------------

  Net income (loss)                                         10,510,286       (9,532,307)       2,751,943      (19,538,441)
  Redemptions                                               (2,558,282)      (2,195,660)     (10,049,400)      (3,385,863)

                                                         -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital               7,952,004      (11,727,967)      (7,297,457)     (22,924,304)

Partners' capital, beginning of period                      78,924,978       90,120,737       94,174,439      101,317,074

                                                         -------------    -------------    -------------    -------------

Partners' capital, end of period                         $  86,876,982    $  78,392,770    $  86,876,982    $  78,392,770
                                                         =============    =============    =============    =============

Net asset value per Unit
  (46,697.8377 and 56,156.8188 Units outstanding
  at June 30, 1999 and 1998, respectively)               $    1,860.41    $    1,395.96    $    1,860.41    $    1,395.96
                                                         =============    =============    =============    =============


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $      221.55    $     (166.45)   $       72.12    $      338.17
                                                         =============    =============    =============    =============

See Notes to Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are being made by John
W. Henry & Company, Inc. (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                   (continued)

2. Net Asset Value Per Unit:

           Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                   THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                       JUNE  30,                 JUNE 30,
                                    1999        1998          1999        1998
                                  ------------------       ---------------------

Net realized and unrealized
 gains (losses)             $     229.42 $    (162.27)$      87.15 $    (330.36)
Interest income                    14.56        14.20        28.81        31.10
Expenses                          (22.43)      (18.38)      (43.84)      (38.91)
                                 ---------    ---------    ---------   ---------

Increase (decrease) for
 period                           221.55      (166.45)       72.12      (338.17)

Net Asset Value per Unit,
  beginning of period           1,638.86     1,562.41     1,788.29     1,734.13
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   1,860.41 $   1,395.96 $   1,860.41 $   1,395.96
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $8,492,540 and $9,603,763, respectively, and the average fair value during the three and six months then ended, based on monthly calculation, was $5,538,653 and $5,751,592, respectively.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $17,586,939 and $1,428,089,618, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was 8,492,540, as detailed below.

                                JUNE 30, 1999
                            NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS
                            TO PURCHASE        TO SELL         FAIR VALUE

Currencies
- OTC Contracts                     --     $  157,902,060   $    1,730,857
Interest Rates U.S.                 --        327,102,474        1,228,912
Interest Rates Non-U.S              --        904,413,604        3,677,827
Metals                              --         38,671,480        1,609,320
Stock Indices             $   17,586,939             --            245,624
                          --------------   --------------   --------------

Totals                    $   17,586,939   $1,428,089,618   $    8,492,540
                          ==============   ==============   ==============

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
                          ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital decreased 7.7% from $94,174,439 to $86,876,982. This decrease was primarily attributable to the redemption of 5,963.9054 Units resulting in an outflow of $10,049,400 and partially offset by a net gain from operations of $2,751,943 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the

Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

     The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

     The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

     This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

     The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.


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

     SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

     The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 13.5% from $1,638.86 to $1,860.41 as compared to a decrease of 10.7% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $12,265,208. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 1998 of $7,983,614. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

         Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and six months ended June 30, 1999 decreased by $117,123 and $365,460, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily the result of the effect of redemptions on the Partnership=s equity maintained in cash during the six month period.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 increased by $69,243 and decreased by $40,996, respectively, as compared to the corresponding periods in 1998.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 1999 increased by $18,617 and decreased by $54,041, respectively, as compared to the corresponding periods in 1998.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership=s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 1999 increased by $4,655 and decreased by $13,509, respectively, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 1999 or 1998.

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

          The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $86,876,982. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                             June 30, 1999

                                          % of Total
Market Sector            Value at Risk Capitalization

Currencies                $ 2,626,596       3.02%
Interest rates U.S.         1,587,800       1.83%
Interest rates Non-U.S      4,748,307       5.47%
Metals                      1,124,800       1.29%
Indices                     1,265,547       1.46%
                          -----------       -----

Total                     $11,353,050      13.07%
                          ===========       =====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings Item.1   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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


Date:  8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  8/13/99



By:   /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director


Date: 8/13/99