Form 10-Q
period 1999-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 1999-11-15
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

Commission File Number 0-28336


           SMITH BARNEY MID-WEST FUTURES FUND L.P. II
      (Exact name of registrant as specified in its charter)

          New York                               13-3772374
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                       New York, New York 10013
            (Address and Zip Code of principal executive offices)

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

                                                                   Page
                                                                  Number

PART I -    Financial Information:

  Item 1.   Financial Statements:
            Statement of Financial Condition at
            September 30, 1999 and December 31,
            1998 (unaudited).                                        3

            Statement of Income and Expenses and
            Partners' Capital for the three and
            nine months ended September 30, 1999
            and 1998 (unaudited).                                    4


            Notes to Financial Statements
            (unaudited)                                             5 - 8

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                             9 - 12

  Item 3.   Quantitative and Qualitative
            Disclosures of Market Risk                             13 - 14

PART II - Other Information                                          15

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                              September 30,     December 31,
                                                   1999            1998
                                             --------------   -------------
Assets:

Equity in commodity futures trading account:
  Cash                                         $ 77,677,973    $ 87,033,493
  Net unrealized appreciation (depreciation)
   on open futures contracts                     (1,534,338)      9,603,763

                                               ------------    ------------

                                                 76,143,635      96,637,256

Interest receivable                                 235,640         255,940
                                               ------------    ------------

                                               $ 76,379,275    $ 96,893,196
                                               ============    ============



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                  $    381,896    $    484,466
  Management fees                                   253,107         321,183
  Administrative fees                                63,277          80,296
  Other                                              65,180          53,822
 Redemptions payable                                407,949       1,778,990
                                               ------------    ------------

                                                  1,171,409       2,718,757
                                               ------------    ------------

Partners' Capital:
General Partner, 608.9156  Unit
   equivalents outstanding
   in 1999 and 1998                                 982,199       1,088,918
Limited Partners, 46,016.3059 and
 52,052.8275 Units of Limited
 Partnership Interest outstanding
 in 1999 and 1998, respectively                  74,225,667      93,085,521
                                               ------------    ------------

                                                 75,207,866      94,174,439
                                               ------------    ------------

                                               $ 76,379,275    $ 96,893,196
                                               ============    ============

See Notes to Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ----------------------------       -----------------------------
                                                          1999            1998              1999             1998
                                                     ----------------------------      -----------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions       $     (59,312)   $      58,379    $   7,339,318    $  (6,893,386)
  Change in unrealized gains/losses on open
   positions                                          (10,026,878)      28,506,170      (11,138,101)      19,201,026

                                                    -------------    -------------    -------------    -------------

                                                      (10,086,190)      28,564,549       (3,798,783)      12,307,640
Less, brokerage commissions including
  clearing fees of
  $18,767, $21,803, $61,486
  and $64,559 respectively                             (1,285,249)      (1,461,753)      (4,076,432)      (4,293,932)

                                                    -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)          (11,371,439)      27,102,796       (7,875,215)       8,013,708
  Interest income                                         753,167          820,501        2,181,689        2,614,483

                                                    -------------    -------------    -------------    -------------

                                                      (10,618,272)      27,923,297       (5,693,526)      10,628,191

                                                    -------------    -------------    -------------    -------------


Expenses:
  Management fees                                         817,574          905,102        2,525,120        2,666,689
  Administrative fees                                     204,394          226,275          631,281          666,671
  Incentive fees                                             --            832,948             --            832,948
  Other                                                    30,087           19,662           68,457           61,014

                                                    -------------    -------------    -------------    -------------

                                                        1,052,055        1,983,987        3,224,858        4,227,322

                                                    -------------    -------------    -------------    -------------

  Net income  (loss)                                  (11,670,327)      25,939,310       (8,918,384)       6,400,869

  Additions                                             1,751,000             --          1,751,000             --
  Redemptions                                          (1,749,789)      (2,710,127)     (11,799,189)      (6,095,990)

                                                    -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital        (11,669,116)      23,229,183      (18,966,573)         304,879

Partners' capital, beginning of period                 86,876,982       78,392,770       94,174,439      101,317,074

                                                    -------------    -------------    -------------    -------------

Partners' capital, end of period                    $  75,207,866    $ 101,621,953    $  75,207,866    $ 101,621,953
                                                    =============    =============      ===========    =============

Net asset value per Unit
  (46,625.2215 and 54,459.7334 Units
  outstanding at September 30, 1999 and
  1998, respectively)                               $    1,613.03    $    1,866.00    $    1,613.03    $    1,866.00
                                                       ===========     ===========        ==========       =========


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (247.38)   $      470.04    $     (175.26)   $      131.87
                                                       ===========     ===========         =========        ========

See Notes to Financial Statements
                                                             4

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                   THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                  1999          1998        1999        1998

Net realized and unrealized
 gains (losses)                $ (241.07)   $  491.20    $ (153.92)   $  160.84
Interest income                    15.92        14.78        44.73        45.88
Expenses                          (22.23)      (35.94)      (66.07)      (74.85)
                                 --------     -------      --------      ------
Increase (decrease) for
 period                          (247.38)      470.04      (175.26)      131.87

Net Asset Value per Unit,
  beginning of period           1,860.41     1,395.96     1,788.29     1,734.13
                                --------     --------     --------     --------
Net Asset Value per Unit,
  end of period                $1,613.03    $1,866.00    $1,613.03    $1,866.00
                                ========     ========     ========     ========

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $(1,534,338) and $9,603,763, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $4,403,024 and $5,751,592, respectively.

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

     At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $733,175,974 and $641,494,232, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $(1,534,338), as detailed below.

                                 SEPTEMBER 30, 1999
                                    (Unaudited)
                              NOTIONAL OR CONTRACTUAL
                               AMOUNT OF COMMITMENTS
                           TO PURCHASE        TO SELL      FAIR VALUE

Currencies
- OTC Contracts           $158,243,669   $ 20,912,905   $    218,940
Interest Rates U.S.        222,387,300     42,002,625       (233,300)
Interest Rates Non-U.S     352,545,005    554,308,853        855,007
Metals                            --       13,978,580     (2,251,420)
Indices                           --       10,291,269       (123,565)
                          ------------    -----------      ---------
Totals                    $733,175,974   $641,494,232   $ (1,534,338)
                           ===========    ===========      =========

     At  December  31,  1998,  the  notional  or  contractual   amounts  of  the
     Partnership's commitment to purchase and sell these instruments was $586,519,983 and $601,838,838, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $9,603,763, as detailed below.

                               DECEMBER 31, 1998
                                  (Unaudited)
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                           TO PURCHASE     TO SELL         FAIR VALUE

Currencies
- OTC Contracts           $ 49,170,952   $ 15,254,946   $    507,509
Interest Rates U.S.         92,333,813    104,166,375       (699,138)
Interest Rates Non-U.S     445,015,218    474,903,517      9,800,592
Metals                            --        7,514,000         (5,200)
                           -----------    -----------      ----------
Totals                    $586,519,983   $601,838,838   $  9,603,763
                           ===========    ===========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1999.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1999, Partnership capital decreased 20.1% from $94,174,439 to $75,207,866. This decrease was primarily attributable to the redemption of 6,977.7120 Units resulting in an outflow of $11,799,189 coupled with a net loss from operations of $8,918,384 which was partially offset by additional sales of 941.1904 Units totaling $1,751,000 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

     SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

     The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

     During the Partnership's third quarter of 1999, the net asset value per unit decreased 13.3% from $1,860.41 to $1,613.03 as compared to an increase of 33.7% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $10,086,190. These losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $28,564,549. Gains were recognized in the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices.

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

     Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and nine months ended September 30, 1999 decreased by $67,334 and $432,794, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily the result of the effect of redemptions on the Partnership=s equity maintained in cash during the nine month period.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $176,504 and $217,500, respectively, as compared to the corresponding periods in 1998.

     All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 1999 decreased by $87,528 and $141,569, respectively, as compared to the corresponding periods in 1998.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership=s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 1999 decreased by $21,881 and $35,390, respectively, as compared to the corresponding periods in 1998.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 1999. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $832,948.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $75,207,866. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                        September 30, 1999
                            (Unaudited)
                                             % of Total
Market Sector           Value at Risk      Capitalization

Currencies                $ 3,037,986       4.04%
Interest rates U.S.         1,213,500       1.61%
Interest rates Non-U.S      4,473,426       5.95%
Metals                        865,600       1.15%
Indices                       513,552       0.68%
                         ------------       ------
Total                     $10,104,064      13.43%
                         ============      =====

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

Item 2.     Changes in Securities and Use of Proceeds

          The Partnership continues to offer units at the net asset value per Unit as of the end of each quarter. For the three months ended September 30, 1999, there were additional sales of 941.1904 Units totaling $1,751,000.

          Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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


By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:  11/12/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management LLC (General Partner)


By:   /s/ David J. Vogel, President
       David J. Vogel, President


Date:  11/12/99



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director


Date: 11/12/99