Form 10-Q
period 2000-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2000-05-12
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000

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

 Item 1.  Financial Statements:
          Statement of Financial Condition
          at March 31, 2000 and December 31,
          1999 (unaudited).                                     3

          Statement  of  Income  and  Expenses
          and  Partners' Cpital  for the three
          months  ended March 31, 2000 and 1999
          (unaudited).                                          4

          Notes to Financial Statements
          (unaudited)                                         5 - 8

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          9 - 10

 Item 3.  Quantitative and Qualitative
          Disclosures of Market Risk                         11 - 12

PART II - Other Information                                  13 - 17

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                     March 31,     December 31,
                                                       2000           1999

Assets:

Equity in commodity futures trading account:
  Cash                                              $57,082,094    $ 74,847,977
  Net unrealized appreciation (depreciation)
   on open futures contracts                          1,734,747        (108,784)
                                                    -----------    ------------
                                                     58,816,841      74,739,193
Interest receivable                                     215,608         255,434
                                                    -----------    ------------
                                                    $59,032,449    $ 74,994,627
                                                    ===========    ============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $   295,162    $    374,973
  Management fees                                       195,537         248,533
  Administrative fees                                    48,884          62,133
  Other                                                  76,069          59,706
 Redemptions payable                                  3,092,568       1,542,100
                                                    -----------    ------------
                                                      3,708,220       2,287,445
                                                    -----------    ------------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2000 and 1999                         747,188         859,490
Limited Partners, 44,476.9951 and
   50,901.2159  Units of Limited
   Partnership Interest outstanding
   in 2000 and 1999, respectively                    54,577,041      71,847,692
                                                    -----------    ------------
                                                     55,324,229      72,707,182
                                                    -----------    ------------
                                                    $59,032,449    $ 74,994,627
                                                    ===========    ============

See Notes to Financial Statements.

                               SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                         STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                               (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------   --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions      $ (9,937,432)   $  1,283,994
  Change in unrealized gains (losses) on open
   positions                                          1,843,531      (7,261,795)
                                                   ------------    ------------
                                                     (8,093,901)     (5,977,801)
Less, brokerage commissions including
  clearing fees of $17,613 and
  $23,549, respectively                              (1,017,236)     (1,411,057)
                                                   ------------    ------------
  Net realized and unrealized losses                 (9,111,137)     (7,388,858)
  Interest income                                       697,565         734,986
                                                   ------------    ------------
                                                     (8,413,572)     (6,653,872)
                                                   ------------    ------------


Expenses:
  Management fees                                       646,423         866,391
  Administrative fees                                   161,605         216,598
  Other                                                  27,001          21,482
                                                   ------------    ------------
                                                        835,029       1,104,471
                                                   ------------    ------------
  Net loss                                           (9,248,601)     (7,758,343)
  Additions                                             835,000            --
  Redemptions                                        (8,969,352)     (7,491,118)
                                                   ------------    ------------
  Net decrease in Partners' capital                 (17,382,953)    (15,249,461)
Partners' capital, beginning of period               72,707,182      94,174,439
                                                   ------------    ------------
Partners' capital, end of period                   $ 55,324,229    $ 78,924,978
                                                   ------------    ------------
Net asset value per Unit
  (45,085.9107 and 48,158.3369 Units
  outstanding at March 31, 2000 and
  1999, respectively)                              $   1,227.08    $   1,638.86
                                                   ------------    ------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $    (184.43)   $    (149.43)
                                                   ------------    ------------
See Notes to Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 2000 and 1999 were as follows:


                                                        THREE-MONTHS ENDED
                                                            MARCH 31,
                                                      2000               1999
                                                   --------           ---------

  Net realized and unrealized
 losses                                           $ (181.68)         $  (142.27)
Interest income                                       13.93               14.25
Expenses                                             (16.68)             (21.41)
                                                   ---------          ---------
Decrease for period                                 (184.43)            (149.43)
Net Asset Value per Unit,
  beginning of period                               1,411.51           1,788.29
                                                   ---------          ---------
Net Asset Value per Unit,
  end of period                                  $  1,227.08         $ 1,638.86
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended March 31, 2000 and December 31, 1999, based on a monthly calculation, was $(51,092) and $3,353,244, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2000 and December 31, 1999, was $1,734,747 and $(108,784), respectively, as detailed below.

                                            Fair Value
                                     March 31,      December 31,
                                       2000             1999
                                   -----------      -----------

Currency:
 - OTC Contracts                   $(1,530,780)     $(1,118,876)
Interest Rates U.S.                  1,214,595         888,138
Interest Rates Non-U.S               1,824,124         321,323
Metals                                  30,705        (420,062)
Indices                                196,103         220,693
                                   -----------      -----------
Total                               $1,734,747     $  (108,784)
                                   ===========      ===========


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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2000.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 2000, Partnership capital decreased 23.9% from $72,707,182 to $55,324,229. This decrease was primarily attributable to a net loss from operations of $9,248,601 coupled with the redemption of 7,015.7859 Units resulting in an outflow of $8,969,352 which was partially offset by additional sales of 591.5651 Units totaling $835,000 for the three months ended March 31, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 2000, the net asset value per unit decreased 13.1% from $1,411.51 to $1,227.08 as compared to a decrease of 8.4% in the first quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $8,093,901. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were offset by gains in U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1999 of $5,977,801. Losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates and metals and were partially offset by gains in currencies, U.S. interest rates and indices.

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

         Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three months ended March 31, 2000 decreased by $37,421 as compared to the corresponding period in 1999. The decrease in interest income is primarily the result of the effect of redemptions and losses on the Partnership's equity maintained in cash during the three month period.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2000 decreased by $393,821 as compared to the corresponding period in 1999.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2000 decreased by $219,968 as compared to the corresponding period in 1999.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2000 decreased by $54,993 as compared to the corresponding period in 1999.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2000 or 1999.

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

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

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

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

          The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2000, the Partnership's total capitalization was $55,324,229. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.



                                 March 31, 2000
                                   (Unaudited)

                                                             Year to Date
                                           % of Total       High         Low
Market Sector             Value at Risk   Capitalization      Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - OTC Contracts             $2,717,006        4.91%     $4,227,270    $524,928
Interest Rates U.S.             983,000        1.78%      1,497,400     472,813
Interest Rates Non-U.S        2,874,264        5.19%      5,317,015     745,674
Metals                        1,548,750        2.80%      1,642,000      54,000
Indices                         957,068        1.73%      1,488,000     551,174
                             ----------     --------
Total                        $9,080,088       16.41%
                             ==========     ========

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBHI, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBHI, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBHI, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

Exhibit 99.2

Fourth, fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur if the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, the complaints were subsequently amended, and the Company then filed a motion to dismiss the amended complaints. In May 1999, the Court denied the Company's motion to dismiss, but stayed the litigation because the matter was not ripe.

In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions.
Plaintiff amended its complaint to name an additional defendant and, in March 1999, the Company filed a motion to dismiss the amended complaint. In October 1999, plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint in November 1999.

In connection with the Board of Liquidations, The City of New Orleans and Brock matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

Exhibit 99.3

Seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000.


Item 2.  Changes in Securities and Use of Proceeds

                    For the three  months  ended  March  31,  2000,  there  were
               additional  sales  of  591.5651  Units  totaling  $835,000.   The
               Partnership ceased to offer units as of the end of the quarter.

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


Date:  5/12/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:  5/12/00



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director


Date: 5/12/00
                              18