Form 10-Q
period 2000-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2000-08-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 0-28336


                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)

          New York                               13-3772374
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                                   Page
                                                                  Number

PART I - Financial Information:

         Item 1.       Financial Statements:
                       Statement of Financial Condition
                       at June 30, 2000 and December 31,
                       1999 (unaudited).                             3

                       Statement of Income and Expenses
                       and Partners' Capital for the three
                       and six months ended June 30, 2000
                       and 1999 (unaudited).                         4

                       Notes to Financial Statements
                       (unaudited)                                5 - 8

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                 9 - 10

         Item 3.       Quantitative and Qualitative
                       Disclosures of Market Risk                11 - 12

PART II - Other Information                                      13 - 16

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                  June 30,            December 31,
                                                                    2000                  1999
                                                              ------------------    -----------------

Assets:

Equity in commodity futures trading account:
  Cash                                                             $ 48,228,725         $ 74,847,977
  Net unrealized depreciation
   on open futures contracts                                           (727,731)            (108,784)
                                                              ------------------    -----------------
                                                                     47,500,994           74,739,193

Interest receivable                                                     161,586              255,434
                                                              ------------------    -----------------

                                                                   $ 47,662,580         $ 74,994,627
                                                              ==================    =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                                         $ 238,313            $ 374,973
  Management fees                                                       157,925              248,533
  Administrative fees                                                    39,481               62,133
  Other                                                                  46,916               59,706
 Redemptions payable                                                  3,161,836            1,542,100
                                                              ------------------    -----------------

                                                                      3,644,471            2,287,445
                                                               ------------------    -----------------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2000 and 1999                                         670,769              859,490
Limited Partners, 39,350.3063 and 50,901.2159
  Units of Limited Partnership Interest
  outstanding in 2000 and 1999, respectively                         43,347,340           71,847,692
                                                              ------------------    -----------------

                                                                     44,018,109           72,707,182
                                                              ------------------    -----------------

                                                                   $ 47,662,580         $ 74,994,627
                                                              ==================    =================

See Notes to Financial Statements.
                                        3

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  -----------------------------      -----------------------------
                                                     2000             1999               2000            1999
                                                  ------------    -------------      -------------    ------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions     $ (1,943,951)    $ 6,114,636       $ (11,881,383)   $ 7,398,630
  Change in unrealized gains (losses) on open
   positions                                       (2,462,478)       6,150,572           (618,947)     (1,111,223)
                                                  ------------    -------------      -------------    ------------

                                                   (4,406,429)      12,265,208        (12,500,330)      6,287,407
Less, brokerage commissions including clearing
  fees of $13,915, $19,170, $31,528 and
  $42,719, respectively                              (823,602)      (1,380,126)        (1,840,838)     (2,791,183)
                                                  ------------    -------------      -------------    ------------

  Net realized and unrealized gains (losses)       (5,230,031)      10,885,082        (14,341,168)      3,496,224



  Interest income                                     547,291          693,536          1,244,856       1,428,522
                                                  ------------    -------------      -------------    ------------

                                                   (4,682,740)      11,578,618        (13,096,312)      4,924,746
                                                  ------------    -------------      -------------    ------------


Expenses:
  Management fees                                     525,274          841,155          1,171,697       1,707,546
  Administrative fees                                 131,319          210,289            292,924         426,887
  Other                                                18,670           16,888             45,671          38,370
                                                  ------------    -------------      -------------    ------------

                                                      675,263        1,068,332          1,510,292       2,172,803
                                                  ------------    -------------      -------------    ------------

  Net income (loss)                                (5,358,003)      10,510,286        (14,606,604)      2,751,943
  Additions                                                 -                -            835,000               -
  Redemptions                                      (5,948,117)      (2,558,282)       (14,917,469)    (10,049,400)
                                                  ------------    -------------      -------------    ------------

  Net increase (decrease) in Partners' capital    (11,306,120)       7,952,004        (28,689,073)     (7,297,457)

Partners' capital, beginning of period             55,324,229       78,924,978         72,707,182      94,174,439
                                                  ------------    -------------      -------------    ------------

Partners' capital, end of period                 $ 44,018,109     $ 86,876,982       $ 44,018,109     $ 86,876,982
                                                  ------------    -------------      -------------    ------------

Net asset value per Unit
  (39,959.2219 and 46,697.8377 Units outstanding
  at June 30, 2000 and 1999, respectively)         $ 1,101.58       $ 1,860.41         $ 1,101.58      $ 1,860.41
                                                  ------------    -------------      -------------    ------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $ (125.50)        $ 221.55          $ (309.93)        $ 72.12
                                                  ------------    -------------      -------------    ------------

See Notes to Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Continued)

2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:


                                                          THREE-MONTHS ENDED                 SIX-MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                        2000             1999               2000           1999
                                                       ----------    -----------        ------------     ----------

Net realized and unrealized
  gains (losses)                                       $ (122.58)     $  229.42          $ (304.26)      $   87.15
Interest income                                            12.44          14.56              26.37           28.81
Expenses                                                  (15.36)        (22.43)            (32.04)         (43.84)
                                                       ----------      ----------         ----------      ---------

Increase(decrease) for period                            (125.50)        221.55            (309.93)          72.12

Net Asset Value per Unit,
 beginning of period                                    1,227.08       1,638.86           1,411.51        1,788.29
                                                       ----------      ----------         ----------      ---------

Net Asset Value per Unit
 end of period                                         $1,101.58      $1,860.41          $1,101.58       $1,860.41
                                                       ==========      ==========         ==========      =========


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $1,443,977 and $3,353,244, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $(727,731) and $(108,784), respectively, as detailed below.

                                                    Fair Value
                                          June 30,              December 31,
                                            2000                    1999
                                        -------------           -------------

Currency:
   -    Exchange Traded Contracts        $     (375)             $      -
   -    OTC Contracts                      (419,182)              (1,118,876)
Energy                                     (129,604)                    -
Grains                                       34,059                     -
Interest Rates U.S.                          (4,721)                 888,138
Interest Rates Non-U.S.                      28,840                  321,323
Livestock                                       770                     -
Metals                                     (268,674)                (420,062)
Softs                                       (37,896)                     -
Indices                                      69,052                  220,693
                                         -----------             -----------

Total                                    $ (727,731)             $  (108,784)
                                         ===========             ============


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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 39.5% from $72,707,182 to $44,018,109. This decrease was primarily attributable to a net loss from operations of $14,606,604 coupled with the redemption of 12,142.4747 Units resulting in an outflow of $14,917,469 which was partially offset by additional sales of 591.5651 Units totaling $835,000 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per unit decreased 10.2% from $1,227.08 to $1,101.58 as compared to an increase of 13.5% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $4,406,429. Losses were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, grains and livestock. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $12,265,208. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

        Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and six months ended June 30, 2000 decreased by $146,245 and $183,666, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily the result of the effect of redemptions and losses on the Partnership's equity maintained in cash during the six month period.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2000 decreased by $556,524 and $950,345, respectively, as compared to the corresponding periods in 1999.

        All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $315,881 and $535,849, respectively, as compared to the corresponding periods in 1999.

        Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2000 decreased by $78,970 and $133,963, respectively, as compared to the corresponding periods in 1999.

        Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2000 or 1999.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $44,018,109 There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.



                                  June 30, 2000
                                   (Unaudited)

                                                                      Year to Date
                                                % of Total       High             Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
-------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $   45,148        0.10%       $   45,148       $   45,148
 - OTC Contracts                2,193,698        4.98%        4,227,270          524,928
Energy                          1,109,600        2.52%        1,109,600        1,109,600
Grains                            204,950        0.47%          204,950          204,950
Interest Rates U.S.               301,450        0.68%        1,497,400          237,500
Interest Rates Non-U.S.         1,997,097        4.54%        5,317,015          745,674
Livestock                           3,300        0.01%            3,300            3,300
Metals                            257,200        0.58%        1,642,000           54,000
Softs                             332,359        0.76%          332,359          332,359
Indices                           660,198        1.50%        1,587,303          410,355
                               -----------      ------

Total                          $7,105,000       16.14%
                               ===========      ======

                            PART II OTHER INFORMATION

Item 1.        Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S.
Supreme Court reserved its decision, and has not yet released its opinion.


Item 2. Changes in Securities and Use of Proceeds

     For the six months  ended June 30,  2000,  there were  additional  sales of
     591.5651 Units totaling $835,000. The Partnership ceased to offer units as of the end of the first quarter.

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


Date:     8/14/00

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:  Smith Barney Futures Management LLC
         (General Partner)


By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:     8/14/00



By:  /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director


Date:    8/14/00