Form 10-Q
period 2000-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2000-11-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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

                                                                  Page
                                                                  Number

PART I - Financial Information:

  Item 1.   Financial Statements:
            Statement of Financial Condition
            at September 30, 2000 and December 31,
            1999 (unaudited).                                        3

            Statement  of  Income  and  Expenses  and  Partners'
            Capital  for  the  three  and  nine   months   ended
            September 30, 2000
            and 1999 (unaudited).                                    4

            Notes to Financial Statements
            (unaudited)                                             5 -9

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                             10 - 11

  Item 3.   Quantitative and Qualitative
            Disclosures of Market Risk                             12 - 13

PART II - Other Information                                        14 - 17

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                      September 30,    December 31,
                                                          2000              1999
                                                     -------------     -------------
Assets:
Equity in commodity futures trading account:
  Cash                                                 $ 38,087,034    $ 74,847,977
  Net unrealized depreciation
   on open contracts                                     (2,931,177)       (108,784)
                                                       ------------    ------------
                                                         35,155,857      74,739,193

Interest receivable                                         151,079         255,434
                                                       ------------    ------------

                                                       $ 35,306,936    $ 74,994,627
                                                       ============    ============



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $    176,535    $    374,973
  Management fees                                           116,921         248,533
  Administrative fees                                        29,230          62,133
  Other                                                      54,121          59,706
 Redemptions payable                                        742,780       1,542,100
                                                       ------------    ------------
                                                          1,119,587       2,287,445
                                                       ------------    ------------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2000 and 1999                             611,394         859,490
Limited Partners, 33,439.7459 and 50,901.2159  Units
   of Limited Partnership Interest outstanding in
   2000 and 1999, respectively                           33,575,955      71,847,692
                                                       ------------    ------------

                                                         34,187,349      72,707,182
                                                       ------------    ------------
                                                       $ 35,306,936    $ 74,994,627
                                                       ============    ============

See Notes to Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------     ------------    ------------   --------------
                                                             2000                1999          2000         1999
                                                         ------------    -------------   ------------   --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $   (716,972)   $    (59,312)   $(12,598,355)   $  7,339,318
  Change in unrealized losses on open
   positions                                               (2,203,446)    (10,026,878)     (2,822,393)    (11,138,101)

                                                         ------------    ------------    ------------    ------------

                                                           (2,920,418)    (10,086,190)    (15,420,748)     (3,798,783)
Less, brokerage commissions including clearing fees of
  $11,643, $18,767, $43,171 and $61,486, respectively        (620,981)     (1,285,249)     (2,461,819)     (4,076,432)

                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized losses                       (3,541,399)    (11,371,439)    (17,882,567)     (7,875,215)
  Interest income                                             488,287         753,167       1,733,143       2,181,689

                                                         ------------    ------------    ------------    ------------

                                                           (3,053,112)    (10,618,272)    (16,149,424)     (5,693,526)

                                                         ------------    ------------    ------------    ------------


Expenses:
  Management fees                                             391,965         817,574       1,563,662       2,525,120
  Administrative fees                                          97,991         204,394         390,915         631,281
  Other                                                        18,685          30,087          64,356          68,457

                                                         ------------    ------------    ------------    ------------

                                                              508,641       1,052,055       2,018,933       3,224,858

                                                         ------------    ------------    ------------    ------------

  Net loss                                                 (3,561,753)    (11,670,327)    (18,168,357)     (8,918,384)

  Additions                                                      --         1,751,000         835,000       1,751,000
  Redemptions                                              (6,269,007)     (1,749,789)    (21,186,476)    (11,799,189)

                                                         ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                        (9,830,760)    (11,669,116)    (38,519,833)    (18,966,573)

Partners' capital, beginning of period                     44,018,109      86,876,982      72,707,182      94,174,439

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 34,187,349    $ 75,207,866    $ 34,187,349    $ 75,207,866
                                                         ============    ============    ============    ============

Net asset value per Unit
  (34,048.6615 and 46,625.2215 Units outstanding
  at September 30, 2000 and 1999, respectively)          $   1,004.07    $   1,613.03    $   1,004.07    $   1,613.03
                                                         ============    ============    ============    ============


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     (97.51)   $    (247.38)   $    (407.44)   $    (175.26)
                                                         ============    ============    ============    ============

See Notes to Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:


                                     THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                      2000        1999          2000        1999
                                   ---------   ---------     ----------   --------
Net realized and unrealized
  losses                        $    (96.97)  $  (241.07) $   (401.23) $   (153.92)
Interest income                       13.15        15.92        39.52        44.73
Expenses                             (13.69)      (22.23)      (45.73)      (66.07)
                                   ---------    ---------    ---------    ---------

Decrease for period                  (97.51)     (247.38)     (407.44)     (175.26)

Net Asset Value per Unit,
 beginning of period               1,101.58     1,860.41     1,411.51     1,788.29
                                   ---------    ---------    ---------    ---------

Net Asset Value per Unit
 end of period                   $ 1,004.07   $ 1,613.03   $ 1,004.07   $ 1,613.03
                                   =========    =========    =========    =========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $719,722 and $3,353,244, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(2,931,177) and $(108,784), respectively, as detailed below.

                                         Fair Value
                                   September 30,    December 31,
                                       2000            1999
                                   -------------    -------------

Currency:
-- Exchange Traded Contracts      $  (158,737)     $        --
-- OTC Contracts                   (2,443,740)      (1,118,876)
Energy                                (48,473)              --
Grains                                 91,201               --
Interest Rates U.S.                   136,400          888,138
Interest Rates Non-U.S               (620,501)         321,323
Livestock                              (3,420)              --
Metals                                (29,314)        (420,062)
Softs                                 (46,839)              --
Indices                               192,246          220,693
                                  -----------      -----------
Total                             $(2,931,177)     $  (108,784)
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

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

analysis  of  futures,   forwards  and  options  positions  by  sector,   margin
requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2000.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 2000, Partnership capital decreased 53.0% from $72,707,182 to $34,187,349. This decrease was primarily attributable to a net loss from operations of $18,168,357 coupled with the redemption of 18,053.0351 Units resulting in an outflow of $21,186,476 which was partially offset by additional sales of 591.5651 Units totaling $835,000 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 2000, the net asset value per unit decreased 8.9% from $1,101.58 to $1,004.07 as compared to an decrease of 13.3% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $2,920,418. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $10,086,190. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

         Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and nine months ended September 30, 2000 decreased by $264,880 and $448,546, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily the result of the effect of redemptions and losses on the Partnership's equity maintained in cash during the nine month period ended September 30,2000.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $664,268 and $1,614,613, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $425,609 and $961,458, respectively, as compared to the corresponding periods in 1999.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2000 decreased by $106,403 and $240,366, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000 or 1999.

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

          The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $34,187,349 There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.



                               September 30, 2000
                                   (Unaudited)

                                                                  Year to Date
                                                  % of Total     High        Low
Market Sector                  Value at Risk   Capitalization    Value at Risk
----------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts        $  213,500      0.63%  $  620,600   $  122,320
 - OTC Contracts                     1,753,808      5.13%   4,227,270      524,928
Energy                                 992,600      2.90%   1,177,600      621,250
Grains                                 103,050      0.30%     215,950      100,900
Interest Rates U.S.                    203,740      0.60%   1,497,400      203,740
Interest Rates Non-U.S               1,119,157      3.27%   5,317,015      745,674
Livestock                                3,150      0.01%       3,300        3,000
Metals                                 345,700      1.01%   1,642,000       54,000
Softs                                  131,533      0.39%     366,821       63,763
Indices                                869,383      2.54%   1,587,303      410,355
                                     ----------   --------
Total                               $5,735,621     16.78%
                                   ===========     ======

                           PART II OTHER INFORMATION
Item 1.   Legal Proceedings

               For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

Item 2.    Changes in Securities and Use of Proceeds -

               For the nine months ended September 30, 2000, there were additional sales of 591.5651 Units totaling $835,000. The Partnership ceased to offer units as of the end of the first quarter.

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


Date:  11/14/00

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  11/14/00



By:   /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director


Date: 11/14/00