Form 10-K
period 2000-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2001-03-29
CIK 1013167

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

Commission File Number 0-28336

                  SMITH BARNEY MID-WEST FUTURES FUND L.P. II
          (Exact name of registrant as specified in its charter)

               New York                                   13-3772374
           (State or other jurisdiction of             (I.R.S.Employer
         incorporation or organization)              Identification No.)

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

                                                          Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $41,403,532 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Between July 7, 1994 and August 31, 1994, 9,421 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ending December 31, 2000, 1999, and 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item Financial Statements and Supplementary Data."
        The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"). Partnership Units were being continuously offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Units. As of June 7, 1999, the Partnership was authorized to sell an additional 25,000 Units.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
         Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.

     The General Partner has entered into a Management Agreement (the "Management Agreement") with John W. Henry & Company Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.
      Pursuant to the terms of the Management Agreement, for the period January 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership. Effective October 1, 2000, the Partnership is obligated to pay the Advisor a monthly management fee 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 20% of the New Trading Profits.
          The Customer Agreement between the Partnership and SSB (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated by either party.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2000 was $43,781,224.
         (c)    Narrative  description  of business.
                See Paragraphs (a) and (b) above.
                (i) through (x) - Not  applicable.
                (xi) through (xii) - Not applicable.
                (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
          Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
          There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
          In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech

 Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.
          Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

       In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
         It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint.
 Salomon Smith Barney has asked the court to dismiss the amended complaint.
          In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
          In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                            PART II
Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
      (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2000 was 581.

     (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.
     (d) Use of Proceeds. For the twelve months ended December 31, 2000, there were additional sales of 591.5651 Units totaling $835,000. For the twelve months ended December 31, 1999, there were additional sales of 8,073.7298 Units totaling $13,256,000.
There were no additional sales of Units in the year ended December 31, 1998. Proceeds from the sale of additional Units are used in the trading of commodity interest including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and total assets at December 31, 2000, 1999, 1998, 1997 and 1996 were as follows:

                                             2000            1999            1998           1997           1996
                                     ------------    ------------    ------------   ------------   ------------

Realized and unrealized
trading gains (losses) net
of brokerage  commissions and
clearing fees of $3,096,407,
$5,296,707, $5,793,730, $5,672,628
and $3,306,404, respectively         $ (4,945,018)   $(18,354,842)   $  4,233,828   $ 13,762,069   $ 16,597,447

Interest income                         2,193,751       2,923,960       3,300,032      3,513,989      1,920,850
                                     ------------    ------------    ------------   ------------   ------------
                                     $ (2,751,267)   $(15,430,882)   $  7,533,860   $ 17,276,058   $ 18,518,297
                                     ============    ============    ============   ============   ============
Net income (loss)                    $ (5,075,829)   $(19,681,820)   $  2,107,683   $ 11,255,193   $ 13,746,736
                                     ============    ============    ============   ============   ============
Increase (decrease) in
 net asset value per Unit            $      (6.02)   $    (376.78)   $      54.16   $     196.20   $     319.87
                                     ============    ============    ============   ============   ============
Total assets                         $ 45,323,728    $ 74,994,627    $ 96,893,196   $103,999,164   $ 71,647,148
                                     ============    ============    ============   ============   ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
                (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
                (2) The Partnership diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
                (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

                (4) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
                (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
                (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
               The   Partnership  is  party  to  financial   instruments   with
off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Unit to less than $350 as of the close of business on any business day.
                (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
               (ii)  The   Partnership's   capital   consists  of  the  capital
contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees, and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
            For the year ended December 31, 2000, there were  additional  sales of 591.5651 Units totaling $835,000. The Partnership ceased to offer Units between April 1997 and June 1999. For the year ended December 31, 1999, there were additional sales of 8,073.7298 Units totaling $13,256,000.
             No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Units at the net asset value thereof as of the last day of any month on fifteen days written notice to the General Partner. For the year ended December 31, 2000, 20,951.5320 Units were redeemed totaling $24,685,129. For the year ended December 31, 1999, 9,225.3414 Units were redeemed totaling $15,041,437. For the year ended December 31, 1998, 5,763.4832 Units were redeemed totaling $9,250,318.
               Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which was

$25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.
                (c) Results of Operations. For the year ended December 31, 2000, the Net Asset per Unit decreased 0.4% from $1,411.51 to $1,405.49. For the year ended December 31, 1999, the Net Asset Value Per Unit decreased 21.1% from $1,788.29 to $1,411.51. For the year ended December 31, 1998, the Net Asset Value Per Unit increased 3.1% from $1,734.13 to $1,788.29.
                  The Partnership experienced net trading losses of $1,848,611 before commissions and expenses in 2000. Losses were primarily attributable to the trading of non-U.S. interest rates, metals, softs and indices and were partially offset by gains recognized in the trading of currencies, energy products,grains, U.S. interest rates and livestock.
                 The Partnership experienced net trading losses of $13,058,135 before commissions and expenses for the year ended December 31, 1999. Losses were primarily attributable to the trading of U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains incurred in the trading of currencies.
                The Partnership experienced net trading gains of $10,027,558 before commissions and expenses for the year ended December 31, 1998. Gains were primarily attributable to the trading of U.S. and non-U.S. interest rates futures contracts. These gains were partially offset by losses incurred while trading metals, currencies and indices.

     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
                (d) Operational Risk
                        The  Partnership is directly  exposed to market risk and
credit risk, which arise in the normal course of its
business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the
Partnership   participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $43,781,224.

                               December 31, 2000

                                                                          Year to Date
                                              % of Total              High             Low
Market Sector                Value at Risk   Capitalization        Value at Risk   Value at Risk
------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts   $   98,352       0.23%                  $  620,600   $   45,148
- OTC Contracts                1,284,434       2.93%                   4,227,270      524,928
Energy                           960,200       2.19%                   1,577,200      466,400
Grains                           296,850       0.68%                     960,300       73,700
Interest Rates U.S.              512,350       1.17%                   1,497,400      203,740
Interest Rates Non-U.S         2,008,777       4.59%                   5,317,015      745,674
Livestock                          2,800       0.01%                       3,500        2,800
Metals (Exchange Traded and
 OTC Contracts)                  225,000       0.51%                   1,642,000       54,000
Softs                            148,683       0.34%                     366,821       63,763
Indices                          712,585       1.63%                   1,587,303      410,355
                              ----------   ----------

Total                         $6,250,031      14.28%
                              ==========   ==========



As of December 31, 1999, the Partnership's total capitalization was $72,707,182.

                                        December 31, 1999

                                                                            Year to Date
                                           % of Total                   High             Low
Market Sector              Value at Risk  Capitalization           Value at Risk   Value at Risk
------------------------------------------------------------------------------------------------

Currencies
  OTC Contracts               $3,349,929       4.61%                  $4,493,907   $1,863,972
Interest Rates U.S.            1,134,500       1.56%                   1,610,800      744,000
Interest Rates Non-U.S         1,384,623       1.90%                   6,645,228      121,825
Metals (Exchange Traded and
 OTC Contracts)                1,486,000       2.04%                   2,184,000      865,000
Indices                        1,161,559       1.60%                   2,675,596      462,275
                              ----------   ----------
Total                         $8,516,611      11.71%
                              ==========   ==========

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as, many times, the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin." Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 2000, the Partnership's primary exposures were in the Financial Times (England) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2000.

         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The  following  were  the  only   non-trading  risk  exposures  of  the
Partnership as of December 31, 2000.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs.The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

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

Item 8.    Financial Statements and Supplementary Data.




                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                          Number


                     Oath or Affirmation                                     F-2

                     Report of Independent Accountants                       F-3

                     Financial Statements:
                     Statement of Financial Condition at
                     December 31, 2000 and 1999                              F-4

                     Statement of Income and Expenses for
                     the years ended December 31, 2000, 1999
                     and 1998                                                F-5

                     Statement of Partners' Capital for the
                     years ended December 31, 2000, 1999 and
                     1998                                                    F-6

                     Notes to Financial Statements                    F-7 - F-11

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






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Mid-West
       Futures Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Mid-West Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                              2000           1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                        $ 37,561,240   $ 74,847,977
   Net unrealized appreciation (depreciation)
   on open positions                                        7,601,505       (108,784)
                                                         ------------   ------------
                                                           45,162,745     74,739,193
Interest receivable                                           160,983        255,434
                                                         ------------   ------------
                                                         $ 45,323,728   $ 74,994,627
                                                         ------------   ------------



Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                           $    226,619   $    374,973
   Management fees                                             75,079        248,533
   Administrative fees                                         37,539         62,133
   Professional fees                                           45,589         55,233
   Other                                                        4,251          4,473
  Redemptions payable (Note 5)                              1,153,427      1,542,100
                                                         ------------   ------------
                                                            1,542,504      2,287,445
                                                         ------------   ------------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 608.9156 Unit equivalents
   outstanding in 2000 and 1999                               855,825        859,490
  Limited Partners, 30,541.2490 and
   50,901.2159 Units of Limited Partnership
   Interest outstanding in 2000 and 1999, respectively     42,925,399     71,847,692
                                                         ------------   ------------
                                                           43,781,224     72,707,182
                                                         ------------   ------------
                                                         $ 45,323,728   $ 74,994,627
                                                         ------------   ------------




See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                                         2000            1999             1998
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions      $ (9,558,900)   $ (3,345,588)   $  5,261,145
   Change in unrealized gains (losses) on
    open positions                                     7,710,289      (9,712,547)      4,766,413
                                                    ------------    ------------    ------------
                                                      (1,848,611)    (13,058,135)     10,027,558
  Less, Brokerage commissions including clearing
   fees of $53,530, $77,945 and $73,613,
   respectively (Note 3c)                             (3,096,407)     (5,296,707)     (5,793,730)
                                                    ------------    ------------    ------------
  Net realized and unrealized gains (losses)          (4,945,018)    (18,354,842)      4,233,828
  Interest income (Note 3c)                            2,193,751       2,923,960       3,300,032
                                                    ------------    ------------    ------------
                                                      (2,751,267)    (15,430,882)      7,533,860
                                                    ------------    ------------    ------------
Expenses:
  Management fees (Note 3b)                            1,764,892       3,304,594       3,611,428
  Administrative fees (Note 3a)                          491,529         826,149         902,857
  Incentive fees (Note 3b)                                  --              --           832,948
  Professional fees                                       54,693         106,666          64,626
  Other expenses                                          13,448          13,529          14,318
                                                    ------------    ------------    ------------
                                                       2,324,562       4,250,938       5,426,177
                                                    ------------    ------------    ------------
Net income (loss)                                   $ (5,075,829)   $(19,681,820)   $  2,107,683
                                                    ------------    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 6)                                   $      (6.02)   $    (376.78)   $      54.16
                                                    ------------    ------------    ------------



See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                                 Limited          General
                                                 Partners          Partner           Total
Partners' capital at December 31, 1997       $ 100,261,135    $   1,055,939    $ 101,317,074
Net income                                       2,074,704           32,979        2,107,683
Redemption of 5,763.4832 Units of Limited
  Partnership Interest                          (9,250,318)            --         (9,250,318)
                                             -------------    -------------    -------------
Partners' capital at December 31, 1998          93,085,521        1,088,918       94,174,439
Net loss                                       (19,452,392)        (229,428)     (19,681,820)
Sale of 8,073.7298 Units of Limited
  Partnership Interest                          13,256,000             --         13,256,000
Redemption of 9,225.3414 Units of Limited
  Partnership Interest                         (15,041,437)            --        (15,041,437)
                                             -------------    -------------    -------------
Partners' capital at December 31, 1999          71,847,692          859,490       72,707,182
Net loss                                        (5,072,164)          (3,665)      (5,075,829)
Sale of 591.5651 Units of Limited
  Partnership Interest                             835,000             --            835,000
Redemption of 20,951.5320 Units of Limited
  Partnership Interest                         (24,685,129)            --        (24,685,129)
                                             -------------    -------------    -------------
Partners' capital at December 31, 2000       $  42,925,399    $     855,825    $  43,781,224
                                             -------------    -------------    -------------


See notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements


1.  Partnership Organization:

     Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 75,000 Units during its initial offering period. As of June 7, 1999, the Partnership was authorized to sell an additional 25,000 Units.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreement:

       The Management Agreement that the General Partner, on behalf of the Partnership, entered into with John W. Henry & Company, Inc. (the "Advisor"), provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. For the period January 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement. Effective October 1, 2000, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, of the Partnership.

    c. Customer Agreement

       The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SSB equal to 1/2 of 1 % of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, floor brokerage, user, give-up and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $6,985,417 and $9,433,751, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $1,479,528 and $3,353,244, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $7,601,505 and $(108,784), respectively, as detailed below.

                                                       Fair Value

                                               December 31,   December 31,
                                                  2000           1999
Currencies:
  -Exchange Traded Contracts                 $   207,188       $   --
  -OTC                                         2,621,875     (1,118,876)
Energy                                         1,274,209           --
Grains                                           133,604           --
Interest Rates U.S.                            1,617,516        888,138
Interest Rates Non-U.S                         1,330,610        321,323
Livestock                                          8,960           --
Metals (Exchange Traded and OTC Contracts)       (69,976)      (420,062)
Softs                                           (133,324)          --
Indices                                          610,843        220,693
                                             -----------    -----------
Total                                        $ 7,601,505    $  (108,784)
                                             -----------    -----------

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of his Units at the Net Asset Value thereof as of the last day of any month beginning with the first full month ending at least three months after trading commenced on fifteen days written notice to the General Partner.

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000, 1999 and 1998 were as follows:



                                                 2000         1999       1998

Net realized and unrealized gains (losses)    $  (4.51)    $ 350.11)    $  92.61
Interest income                                  53.49        58.67        58.57
Expenses                                        (55.00)      (85.34)      (97.02)
                                              ---------    ---------    ---------
Increase (decrease) for year                     (6.02)     (376.78)       54.16
Net asset value per Unit, beginning of year   1,411.51     1,788.29     1,734.13
                                              ---------    ---------    ---------
Net asset value per Unit, end of year       $ 1,405.49   $ 1,411.51   $ 1,788.29
                                              ---------    ---------    ---------

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

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Events:

    On January 31, 2001, there were additional redemptions representing 128.9352 Units of Limited Partnership Interest totaling $179,202.

    Effective January 26, 2001, the Partnership transferred all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a Non-Managing member. The Master was formed in order to permit commodity pools managed now or in the future by the Advisor using the Strategic Allocation Program to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. There will be no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
             During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                              PART III

Item 10. Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
Item 11. Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2000, SSB earned $3,096,407 in brokerage commissions and clearing fees. The Advisor earned $1,764,892 in management fees during 2000. During the year ended December 31, 2000, the General Partner earned $491,529 in administrative fees. The Advisor did not earn an incentive fee in the year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
                  (a).  Security  ownership of certain  beneficial  owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 608.9156 (2.0%) Units of partnership interest as of December 31, 2000.
                  (c). Changes in control.  None.
Item 13. Certain Relationships and Related Transactions.

               Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                             PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial Statements: Statement of Financial Condition at December 31, 2000 and 1999.
          Statement of Income and Expenses for the years ended December 31,2000, 1999 and 1998
          Statement of Partners' Capital for the years ended December 31, 2000, 1999 and 1998

      (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 2000
      (3)  Exhibits:
    3.1 -  Certificate of Limited Partnership (previously filed).
    3.2 -  Limited Partnership Agreement (previously filed).
   10.1 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc.(previously filed)
   10.2 - Customer Agreement between Registrant and Smith Barney Shearson Inc. (previously filed).
   10.3 -  Form of Subscription Agreement (previously filed).
   10.4 - Letter dated February 16, 1995 from the General Partner to John W. Henry & Co., Inc. extending Management Agreement (previously filed)
   10.5 - Letter dated January 25, 1996 from the General Partner to John W. Henry & Co., Inc. extending Management Agreement to June 30, 1996
          (previously filed)

   10.6 - Letters extending Management Agreements with John W. Henry & Company, Inc.for 1996 and 1997 (filed as Exhibit 10.6 to the Form 10-K for the
           fiscal   year  ended  December 31, 1997   and   incorporated   herein
           by reference)
   10.7 - Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 1998 (previously filed)
   10.8 - Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 1999 (previously filed)
   10.9 - Letter from the General Partner to John W. Henry & Company Inc. extending Management Agreement for 2000 (filed herein)
(b)      Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.


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


/s/ David J. Vogel                                    /s/ Jack H. Lehman III
David J. Vogel                                        Jack H. Lehman III
Director, Principal Executive                         Chairman and Director
Officer and President



/s/ Michael R. Schaefer                               / Daniel A. Dantuono
Michael R. Schaefer                                   Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                      Officer and Director



/s/ Daniel R. McAuliffe, Jr.                          /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                              Steve J. Keltz
Director                                              Secretary and Director




/s/ Shelley Ullman
Shelley Ullman
Director