Form 10-Q
period 2001-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2001-05-15
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-28336
                       -------


                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      13-3772374
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X    No
                                                     -----     ----

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX
                                                                  Page
                                                                  Number

PART I - Financial Information:

   Item 1. Financial Statements:
           Statement of Financial Condition
           at March 31, 2001 and December 31,
           2000 (unaudited).                                        3

           Statement of Income and Expenses and Partners'
           Capital for the three months ended March 31, 2001
           and 2000 (unaudited).                                    4

           Notes to Financial Statements
           (unaudited)                                            5 - 9

           JWH Strategic Allocation Master Fund LLC
           Financial Statements:
           Statement of Financial Condition
           at March 31, 2001 (unaudited).                          10

           Statement of Income and Expenses and Partners'
           Capital for the period from January 26, 2001 to
           March 31, 2001 (unaudited).                             11

           Notes to Financial Statements
           (unaudited)                                          12 - 19

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                           20 - 21

   Item 3. Quantitative and Qualitative
           Disclosures of Market Risk                             22

PART II - Other Information                                       23

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                       March 31,   December 31,
                                                                          2001        2000
                                                                    ------------    -----------
Assets:
  Investment in Master Fund                                          $48,132,497   $      --
  Cash, in commodity futures trading account                              41,293    37,561,240
  Net unrealized appreciation
   on open positions, in commodity futures trading account                  --       7,601,505
                                                                     -----------   -----------
                                                                      48,173,790    45,162,745
Interest receivable                                                      146,258       160,983
                                                                     -----------   -----------
                                                                     $48,320,048   $45,323,728
                                                                     ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                                        $   241,600   $   226,619
  Management fees                                                         80,055        75,079
  Administrative fees                                                     40,027        37,539
  Other                                                                   45,673        49,840
 Redemptions payable                                                   2,294,945     1,153,427
                                                                      -----------   -----------
                                                                       2,702,300     1,542,504
                                                                     -----------   -----------
Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2001 and 2000                                          950,000       855,825
Limited Partners, 28,630.3398 and 30,541.2490  Units of Limited
   Partnership Interest outstanding in 2001 and 2000, respectively    44,667,748    42,925,399
                                                                     -----------   -----------
                                                                      45,617,748    43,781,224
                                                                     -----------   -----------
                                                                     $48,320,048   $45,323,728
                                                                     ===========   ===========

See Notes to Financial Statements.

                              SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                              (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -----------------------------
                                                           2001             2000
                                                      ------------     ------------
Income:
  Realized gains on closed positions from Master      $  6,126,063    $       --
  Change in unrealized losses on open postions
  from Master                                            5,334,033            --
  Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains (losses) on closed positions            1,517,732      (9,937,432)
  Change in unrealized gains (losses) on
   open positions                                       (7,601,505)      1,843,531
                                                      ------------    ------------
                                                         5,376,323      (8,093,901)
Less, brokerage commissions including clearing fees
  of $11,664 and $17,613, respectively                    (702,160)     (1,017,236)
                                                      ------------    ------------
  Net realized and unrealized gains (losses)             4,674,163      (9,111,137)
  Interest income                                          416,641         697,565
                                                      ------------    ------------
                                                         5,090,804      (8,413,572)
                                                      ------------    ------------
Expenses:
  Management fees                                          223,686         646,423
  Administrative fees                                      111,842         161,605
  Other                                                     16,838          27,001
                                                      ------------    ------------
                                                           352,366         835,029
                                                       ------------    ------------
  Net income (loss)                                      4,738,438      (9,248,601)
  Additions                                                   --           835,000
  Redemptions                                           (2,901,914)     (8,969,352)
                                                      ------------    ------------
  Net increase (decrease) in Partners' capital           1,836,524     (17,382,953)
   Partners' capital, beginning of period               43,781,224      72,707,182
                                                      ------------    ------------
Partners' capital, end of period                      $ 45,617,748    $ 55,324,229
                                                      ============    ============
 Net asset value per Unit
  (29,239.2554 and 45,085.9107 Units outstanding
  at March 31, 2001 and 2000, respectively)           $   1,560.15    $   1,227.08
                                                      ============    ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     154.66    $    (184.43)
                                                      ============    ============

See Notes to Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1. General:

     Smith Barney Mid-West Futures Fund L.P. II,(the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading operations on September 1, 1994. From September 1, 1994 through January 25, 2001, the Partnership engaged directly in the trading of commodity interests.

     Effective January 26, 2001, the Partnership transferred all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a Non-Managing member. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the Managing Member of the Master. There will be no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of March 31, 2001, the Partnership owns 44.71% of the Master. It is the Partnership's intention to invest the majority of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are attached to this report and should be read together with the Partnership's financial statements.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in the Partnership's net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                         THREE-MONTHS ENDED
                                              MARCH 31,
                                     ------------------------
                                        2001         2000
                                      ------------------------
Net realized and unrealized
 gains (losses)                       $ 152.58    4 (181.68)
Interest income                          13.46        13.93
Expenses                                (11.38)      (16.68)
                                      ---------    ---------

Increase (decrease) for  period         154.66      (184.43)

Net Asset Value per Unit,
  beginning of period                 1,405.49     1,411.51
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                     $ 1,560.15    $1,227.08
                                      =========    =========

Total return                           11.0%
                                       ----
Ratio of expenses, including
 brokerage commissions, to
 average net assets*                    9.7%
                                        ----
Ratio of net income to average
 net assets*                           43.4%
                                       -----
*  Annualized

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and are discussed in Note 3 of the Master's Notes to Financial Statements.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     As of December 31, 2000, all of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $1,479,528. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000, was $7,601,505, as detailed below.

                                  Fair Value
                               -------------
                                 December 31,
                                    2000
                                -------------

Currency:
 - Exchange Traded Contracts   $   207,188
 - OTC Contracts                 2,621,875
Energy                           1,274,209
Grains                             133,604
Interest Rates U.S.              1,617,516
Interest Rates Non-U.S           1,330,610
Livestock                            8,960
Metals:
 - Exchange Traded Contracts        (7,055)
 - OTC Contracts                   (62,921)
Softs                             (133,324)
Indices                            610,843
                               -----------

Total                          $ 7,601,505
                               ===========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

4. Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, through its investment in the Master. Financial instrument risk is discussed in Note 4 of the Master's Notes to Financial Statements.

                                         PART I

                              Item 1. Financial Statements

                        JWH STRATEGIC ALLOCATION MASTER FUND LLC
                            STATEMENT OF FINANCIAL CONDITION
                                      (Unaudited)



                                                March 31,
                                                  2001
                                              -------------
Assets:

Equity in commodity futures trading account:
  Cash                                         $ 98,904,887
  Net unrealized depreciation
   on open futures positions                      8,734,749
                                               ------------
                                               $107,639,636
                                               ============

PARTNERS' CAPITAL:

Partners' Capital:
Limited Partners                               $107,639,636
                                               ------------

                                               $107,639,636
                                               ============


See Notes to Financial Statements.

                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)





                                           FOR THE
                                          PERIOD FROM
                                      JANUARY 26, 2001 TO
                                           MARCH 31,
                                        --------------
                                             2001
                                        --------------
Income:
 Net gains on trading of commodity
   interests:
 Realized gains on closed positions      $  13,852,863
 Change in unrealized losses on open
   positions                                  (262,675)
                                         _____________

                                            13,590,188

 Less, clearing fees                            (38,238)
                                         _____________

 Net realized and unrealized gains          13,551,950

                                         _____________

 Net income                                 13,551,950
 Additions                                  20,750,000
 Redemptions                                (1,563,540)
                                         _____________

 Net increase in Partners' capital          32,738,410

Partners' capital, beginning of period      74,901,226
                                         _____________

Partners' capital, end of period         $ 107,639,636
                                         =============





See Notes To Financial Statements

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1. General:

     JWH Strategic Allocation Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Master commenced trading operations on January 26, 2001.

     The Master operates under the "master fund/feeder fund" structure where its investors consist of Smith Barney Mid-West Futures Fund L.P. II, holding 44.71%, Shearson Mid-West Futures Fund, holding 33.32%, and The Saugatuck Fund L.P., holding 21.97%.

     Smith Barney Futures Management LLC acts as the managing member (the "Managing Member") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the Managing Member. The Managing Member is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Master's financial condition at March 31, 2001 and the results of its operations for the period from January 26, 2001 to March 31, 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


2.Financial Highlights:


Total return                            18.09%
                                        -----
Ratio of expenses, including
 brokerage commissions, to
 average net assets*                    0.18%
                                        ----
Ratio of net income to average
 net assets*                            63.02%
                                        -----
*  Annualized

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


3. Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Masters's trading activity are shown in the statement of income and expenses.

     The Customer Agreement between the Master and SSB gives the Master the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from January 26, 2001 to March 31, 2001, based on a monthly calculation, was $9,716,068. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001, was $8,734,749, as detailed below.

                                                         Fair Value
                                                       -------------
                                                         March 31,
                                                            2001
                                                        ----------

Currency:
 - Exchange Traded Contracts                          $   790,550
 - OTC Contracts                                        4,480,213
Energy                                                     91,782
Grains                                                    450,161
Interest Rates U.S.                                       185,055
Interest Rates Non-U.S                                    183,378
Livestock                                                  (1,420)
Metals:
 - Exchange Traded Contracts                              284,712
 - OTC Contracts                                           73,052
Softs                                                   1,140,694
Indices                                                 1,056,572
                                                       -----------
Total                                                 $ 8,734,749
                                                       ===========

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

4. Financial Instrument Risk:

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

     The Managing Member monitors and controls the Master's and the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Liquidity and Capital Resources

     The Master does not engage in the sale of goods or services. Its only assets are its allocated equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2001.

     The Master's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Master capital increased 43.7% from $74,901,226 to $107,639,636. This increase was attributable to net income from operations of $13,551,950 coupled with additions of $20,750,000, which was partially offset by the redemption of $1,563,540, for the period from January 26, 2001 to March 31, 2001. Future redemption can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     The Master experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $13,590,188. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in energy.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Master expects to increase capital through operations.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

     The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's main line of business.

     Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Master's open positions and the liquidity of the markets in which it trades.

     The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2001, the Master's total capitalization was $107,639,636.



                                 March 31, 2001
                                   (Unaudited)
                                                                           Year to Date
                                                     % of Total         High           Low
Market Sector                Value at Risk         Capitalization  Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts     $   387,750               0.36%     $387,750     $   182,149
 - OTC Contracts                   4,535,625               4.21%    4,559,050       1,955,574
Energy                             1,437,800               1.34%    1,437,800         487,000
Grains                               224,800               0.21%      231,800         149,250
Interest Rates U.S.                1,031,600               0.96%    1,300,700         406,740
Interest Rates Non-U.S             3,486,058               3.24%    4,042,034       2,726,405
Livestock                             10,200               0.01%       10,800           7,000
Metals:
 - Exchange Traded Contracts         450,000               0.42%      450,000         270,000
 - OTC Contracts                     237,950               0.22%      247,200          77,500
Softs                                413,573               0.38%      452,369         195,570
Indices                            1,244,072               1.15%    1,629,212       1,000,976
                                 -----------              -----
Total                            $13,459,428              12.50%
                                 ===========              =====

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
       -------------------------------------------------------------------------

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 4.2% from $43,781,224 to $45,617,748. This increase was attributable to net income from operations of $4,738,438, which was partially offset by the redemption of 1,910.9092 Units resulting in an outflow of $2,901,914, for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 11.0% from $1,405.49 to $1,560.15 as compared to a decrease of 13.1% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $5,376,323. Gains were primarily attributable to the trading of commodity futures, by the Master, in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in energy. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $8,093,901. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three months ended March 31, 2001 decreased by $280,924, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended March 31, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2001 decreased by $315,076, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2001 decreased by $422,737, as compared to the corresponding period in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2001 decreased by $49,763, as compared to the corresponding period in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2001 or 2000.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

     All of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. Quantitative and qualitative disclosures of market risk are discussed in "Item 3. Quantitative and Qualitative Disclosures of Market Risk" of the Master's report.

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

SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
          -------------------------
          David J. Vogel, President


Date:  5/11/01

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)

By:   /s/ David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:  5/11/01


By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director


Date: 5/11/01