Form 10-Q
period 2001-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2001-08-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-28336
                       -------

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                     New York                                13-3772374
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer)
incorporation or  organization                            Identification No.)



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

                                  Yes X No ___

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II

                                    FORM 10-Q

                                      INDEX

                                                               Page
                                                              Number

PART I - Financial Information:

 Item 1.    Financial Statements:
            Statement of Financial Condition
            at June 30, 2001 and December 31, 2000
            (unaudited).                                        3

            Statement of Income and Expenses and
            Partners' Capital for the three and
            six months ended June 30, 2001 and 2000
            (unaudited).                                        4

            Notes to Financial Statements
           (unaudited)                                        5 - 10

 Item 2.    Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                        11 - 14

 Item 3.    Quantitative and Qualitative Disclosures
            of Market Risk                                     15

PART II - Other Information                                    16

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      June 30,       December 31,
                                                                       2001             2000
                                                                    ------------    ------------

Assets:

  Investment in Master Fund                                          $39,689,741   $        --
  Cash, in commodity futures trading account                              33,993    37,561,240
  Net unrealized appreciation
   on open positions, in commodity futures trading account                    --     7,601,505
                                                                     -----------   -----------
                                                                      39,723,734    45,162,745
Interest receivable                                                       87,913       160,983
                                                                     -----------   -----------
                                                                     $39,811,647   $45,323,728
                                                                     ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                        $   199,058   $   226,619
  Management fees                                                         65,955        75,079
  Administrative fees                                                     32,977        37,539
  Other                                                                   39,596        49,840
 Redemptions payable                                                     297,277     1,153,427
                                                                     -----------   -----------
                                                                         634,863     1,542,504
                                                                     -----------   -----------

Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2001 and 2000                                          832,552       855,825
Limited Partners, 28,044.4189 and 30,541.2490  Units of Limited
   Partnership Interest outstanding in 2001 and 2000, respectively    38,344,232    42,925,399
                                                                     -----------   -----------
                                                                      39,176,784    43,781,224
                                                                     -----------   -----------
                                                                     $39,811,647   $45,323,728
                                                                     ===========   ===========


See Notes to Financial Statements.
                                        3

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                   JUNE 30,
                                                             ----------------------------    ----------------------------
                                                                  2001          2000           2001             2000
                                                             ------------    ------------    ------------    ------------
Income:
  Realized gains on closed positions from Master           $ (1,802,168)   $         --    $  4,323,895    $         --
  Change in unrealized gains (losses) on open positions
   from Master                                               (3,138,413)             --       2,195,620              --
  Net gains (losses) on trading of commodity
   interests (See Note 1)
  Realized gains (losses) on closed positions                        --      (1,943,951)      1,517,732     (11,881,383)
  Change in unrealized losses on open
   positions                                                         --      (2,462,478)     (7,601,505)       (618,947)
                                                           ____________    ____________    ____________    ____________
                                                             (4,940,581)     (4,406,429)        435,742     (12,500,330)
Less, brokerage commissions including clearing fees
  of $13,105, $13,915, $24,769 and $31,528, respectively       (648,642)       (823,602)     (1,350,802)     (1,840,838)
                                                           ____________    ____________    ____________    ____________
  Net realized and unrealized losses                         (5,589,223)     (5,230,031)       (915,060)    (14,341,168)
  Interest income                                               297,617         547,291         714,258       1,244,856
                                                           ____________    ____________    ____________    ____________
                                                             (5,291,606)     (4,682,740)       (200,802)    (13,096,312)
                                                           ____________    ____________    ____________    ____________

Expenses:
  Management fees                                               204,866         525,274         428,552       1,171,697
  Administrative fees                                           102,433         131,319         214,275         292,924
  Other expenses                                                 16,669          18,670          33,507          45,671
                                                           ____________    ____________    ____________    ____________
                                                                323,968         675,263         676,334       1,510,292
                                                           ____________    ____________    ____________    ____________
  Net loss                                                   (5,615,574)     (5,358,003)       (877,136)    (14,606,604)
  Additions                                                          --              --              --         835,000
  Redemptions                                                  (825,390)     (5,948,117)     (3,727,304)    (14,917,469)
                                                           ____________    ____________    ____________    ____________
  Net decrease in Partners' capital                          (6,440,964)    (11,306,120)     (4,604,440)    (28,689,073)
Partners' capital, beginning of period                       45,617,748      55,324,229      43,781,224      72,707,182
                                                           ____________    ____________    ____________    ____________
Partners' capital, end of period                           $ 39,176,784    $ 44,018,109    $ 39,176,784    $ 44,018,109
                                                           ------------    ------------    ------------    ------------
Net asset value per Unit
  (28,653.3345 and 39,959.2219 Units outstanding
  at June 30, 2001 and 2000, respectively)                 $   1,367.27    $   1,101.58    $   1,367.27    $   1,101.58
                                                           ------------    ------------    ------------    ------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $    (192.88)   $    (125.50)   $     (38.22)   $    (309.93)
                                                           ------------    ------------    ------------    ------------

See Notes to Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a Non-Managing member. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. There is no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of June 30, 2001, the Partnership owns 43.62% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are attached to this report and should be read together with the Partnership's financial statements.

     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     The Master's Statement of Financial Condition as of June 30, 2001, and its Statement of Income and Expenses and Members' Capital for the three months and period ended June 30, 2001 were:


                          Statement Financial Condition
                                   (Unaudited)
                                                                   June 30, 2001
Assets:
Equity in commodity futures trading account:
Cash                                                                 $89,431,166
Net unrealized appreciation
  on open futures positions                                            1,551,184
                                                                     -----------
                                                                     $90,982,350
Members' Captial:
Members' capital                                                     $90,982,350
                                                                     -----------
                                                                     $90,982,350
                                                                     -----------



              Statement of Income and Expenses and Members' Capital
                                   (Unaudited)

                                            For the period from  For the three months
                                                    ended        January 26, 2001 to
                                                 June 30, 2001      June 30, 2001
Income:
Net gains on trading of commodity interests:
Realized gains (losses) on closed positions      $  (4,113,157)   $   9,739,706
Change in unrealized losses on open positions       (7,186,566)      (7,446,241)
                                                 -------------    -------------
                                                   (11,296,723)       2,293,465
Less, clearing fees                                    (69,035)        (107,273)
                                                 -------------    -------------
Net income (loss)                                  (11,365,758)       2,186,192
Additions                                              100,000       20,850,000
Redemptions                                         (5,391,528)      (6,955,068)
                                                 -------------    -------------
Net increase (decrease) in Members' capital        (16,657,286)      16,081,124
Members' capital, beginning of period              107,639,636       74,901,226
                                                 -------------    -------------
Members' capital, end of period                  $  90,982,350    $  90,982,350
                                                 =============    =============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
1.       Financial Highlights:

     Changes in the Partnership's net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                          THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                       ------------------------     ----------------------
                                           2001          2000         2001         2000
                                        ----------    ---------     --------     ---------
Net realized and unrealized losses      $ (191.97)   $ (122.58)    $ (39.39)   $ (304.26)
Interest income                             10.23        12.44        23.69        26.37
Expenses                                   (11.14)      (15.36)      (22.52)      (32.04)
                                         ---------    ---------    ---------    ---------
Decrease for period                       (192.88)     (125.50)      (38.22)     (309.93)
Net Asset Value per Unit,
 beginning of period                     1,560.15     1,227.08     1,405.49     1,411.51
                                         ---------    ---------    ---------    ---------
Net Asset Value per Unit,
  end of period                        $ 1,367.27   $ 1,101.58   $ 1,367.27   $ 1,101.58
                                        ==========    =========    =========   ==========

Total Return                                (12.4)%                    (2.8)%
Ratio of expenses, including brokerage
 commissions, to average net assets  *        9.3%                      9.7%
Ratio of net loss to average net assets *   (53.8)%                    (4.2)%

--------------------------------------------------------------------------------

Financial Highlights of the Master:
Total Return                                (10.6)%                     2.9%
Ratio of expenses, including brokerage
 commissions, to average net assets  *        0.3%                      0.2%
Ratio of net loss to average net assets *   (46.8)%                     4.9%

*  Annualized

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)



2.       Trading Activities:

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

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from January 26, 2001 to June 30, 2001, based on a monthly calculation, was $7,202,155. The fair value of these commodity interests, including opetions thereon, if applicable, at June 30, 2001 was $1,551,184, as detailed below.

                                                                    Fair Value
                                                               -------------------
                                                                   June 30, 2001
                                                               -------------------
Currency:
   -  Exchange Traded Contracts                                    $      78,063
   -  OTC Contracts                                                      467,245
Energy                                                                   539,083
Grains                                                                   316,325
Interest Rates U.S.                                                     (501,981)
Interest Rates Non-U.S.                                                  642,863
Livestock                                                                  6,970
Metals:
   -  Exchange Traded Contracts                                         (344,033)
   -  OTC Contracts                                                      145,280
Softs                                                                    623,819
Indices                                                                 (422,450)
     `                                                           ---------------
Total                                                                $ 1,551,184
                                                                 ---------------


     As of December 31, 2000, all of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $1,479,528. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000, was $7,601,505, as detailed below.

                                                                    Fair Value
                                                             ---------------------
                                                                 December 31, 2000
                                                             ---------------------
Currency:
   -  Exchange Traded Contracts                                     $    207,188
   -  OTC Contracts                                                    2,621,875
Energy                                                                 1,274,209
Grains                                                                   133,604
Interest Rates U.S.                                                    1,617,516
Interest Rates Non-U.S.                                                1,330,610
Livestock                                                                  8,960
Metals:
   -  Exchange Traded Contracts                                           (7,055)
   -  OTC Contracts                                                      (62,921)
Softs                                                                   (133,324)
Indices                                                                  610,843
                                                                    ------------

Total                                                                $ 7,601,505
                                                                     ===========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

3.       Financial Instrument Risk:

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

     The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its allocated equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 10.5% from $43,781,224 to $39,176,184. This decrease was attributable to net loss from operations of $877,136 coupled with the redemption of 2,496.8301 Units resulting in an outflow of $3,727,304, for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Master capital increased 21.5% from $74,901,226 to $90,982,350. This increase was attributable to net income from operations of $2,186,192 coupled with additions of $20,850,000, which was partially offset by the redemption of $6,955,068, for the period from January 26, 2001 to June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the second quarter of 2001, the Partnership's net asset value per unit decreased 12.4% from $1,560.15 to $1,367.27 as compared to a decrease of 10.2% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $4,940,581. Losses were primarily attributable to the trading of commodity futures, in the Master, in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in grains. The Master experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $11,296,723. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $4,406,429. Losses were primarily attributable to the trading of commodity futures in energy, U.S. and non U.S. interest rates, softs, metals and indices and were partially offset by gains in currencies, grains and livestock.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and six months ended June 30, 2001 decreased by $249,674 and $530,598, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the six month period ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $174,960 and $490,036, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $320,408 and $743,145, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2001 decreased by $28,886 and $78,649, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2001 or 2000.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2001, the Master's total capitalization was $90,982,350.

                                  June 30, 2001
                                   (Unaudited)
                                                                 Year to Date
                                               % of Total      High       Low
Market Sector                Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   425,250       0.47%   $   425,250   $   182,149
 - OTC Contracts                 4,233,154       4.65%     5,090,588     1,955,574
Energy                           2,033,500       2.24%     2,033,500       487,000
Grains                             239,825       0.26%       306,150       222,075
Interest Rates U.S.                452,730       0.50%     1,300,700       406,740
Interest Rates Non-U.S           2,131,764       2.34%     4,042,034     1,271,569
Livestock                           10,200       0.01%        10,800         7,000
Metals:
 - Exchange Traded Contracts       344,500       0.38%       479,000       120,000
 - OTC Contracts                   276,500       0.30%       276,500        77,500
Softs                              439,782       0.48%       469,764       188,739
Indices                          1,769,764       1.95%     1,769,764       965,339
                               -----------      -----
Total                          $12,356,969      13.58%
                               ===========      =====

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

Date:      8/13/01
         ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)

By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:      8/13/01
         ---------


By:      /s/ Daniel R. McAuliffe, Jr.
         ----------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:      8/13/01
         ---------