Form 10-Q
period 2001-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2001-11-13
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

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

                                                             Page
                                                            Number

PART I - Financial Information:

  Item 1.   Financial Statements:
            Statement of Financial Condition at
            September 30, 2001 and December 31,
            2000 (unaudited).                                 3

            Statement of Income and Expenses
            and Partners' Capital for the three
            and nine months ended September 30,
            2001 and 2000 (unaudited).                        4

            Notes to Financial Statements
            (unaudited)                                     5 - 12

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     13 - 15

  Item 3.   Quantitative and Qualitative
            Disclosures of Market Risk                     16 - 17

PART II - Other Information                                   18

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                     September 30,   December 31,
                                                          2001           2000
                                                      ------------   ------------
Assets:

  Investment in Master                                 $39,767,637   $         -
  Cash, in commodity futures trading account                39,399    37,561,240
  Net unrealized appreciation
   on open positions, in commodity
   futures trading account                                     -       7,601,505
                                                       -----------   -----------
                                                        39,807,036    45,162,745
Interest receivable                                         78,591       160,983
                                                       -----------   -----------
                                                       $39,885,627   $45,323,728
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   199,428   $   226,619
  Management fees                                           66,069        75,079
  Administrative fees                                       33,034        37,539
  Other                                                     44,854        49,840
 Redemptions payable                                       452,852     1,153,427
                                                       -----------   -----------
                                                           796,237     1,542,504
                                                       -----------   -----------
Partners' Capital:
General Partner, 608.9156  Unit equivalents
   outstanding in 2001 and 2000                            869,233       855,825
Limited Partners, 26,773.9273 and 30,541.2490 Units
   of Limited Partnership Interest outstanding
   in 2001 and 2000, respectively                       38,220,157    42,925,399
                                                       -----------   -----------
                                                        39,089,390    43,781,224
                                                       -----------   -----------
                                                       $39,885,627   $45,323,728
                                                       ===========   ===========


See Notes to Financial Statements.
                                        3

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                      ------------------------------------       -----------------------------------
                                                           2001                 2000                  2001                2000

                                                      ----------------     ---------------       ----------------     --------------
Income:
  Realized gains on closed positions from Master            $ 825,034        $          -            $ 5,148,929      $           -
  Change in unrealized gains on open positions
   from Master                                              1,497,386                   -              3,693,006                  -
  Net gains (losses) on trading of commodity
   interests (See Note 1)
  Realized gains (losses) on closed positions                                    (716,972)             1,517,732        (12,598,355)
  Change in unrealized losses on open
   positions                                                                   (2,203,446)            (7,601,505)        (2,822,393)
                                                      ----------------     ---------------       ----------------     --------------
                                                            2,322,420          (2,920,418)             2,758,162        (15,420,748)
Less, brokerage commissions including clearing fees
  of $12,246 (Allocated from the Master), $11,643,
  $37,015 (Allocated from the Master) and  $43,171,
   respectively                                              (615,209)           (620,981)            (1,966,011)        (2,461,819)
                                                      ----------------     ---------------       ----------------     --------------
  Net realized and unrealized gains (losses)                1,707,211          (3,541,399)               792,151        (17,882,567)
  Interest income                                             256,381             488,287                970,639          1,733,143
                                                      ----------------     ---------------       ----------------     --------------
                                                            1,963,592          (3,053,112)             1,762,790        (16,149,424)
                                                      ----------------     ---------------       ----------------     --------------

Expenses:
  Management fees                                             193,906             391,965                622,458          1,563,662
  Administrative fees                                          96,953              97,991                311,228            390,915
  Other expenses                                               16,880              18,685                 50,387             64,356
                                                      ----------------     ---------------       ----------------     --------------
                                                              307,739             508,641                984,073          2,018,933
                                                      ----------------     ---------------       ----------------     --------------
  Net income (loss)                                         1,655,853          (3,561,753)               778,717        (18,168,357)
  Additions                                                         -                   -                      -            835,000
  Redemptions                                              (1,743,247)         (6,269,007)            (5,470,551)       (21,186,476)
                                                      ----------------     ---------------       ----------------     --------------
  Net decrease in Partners' capital                           (87,394)         (9,830,760)            (4,691,834)       (38,519,833)
Partners' capital, beginning of period                     39,176,784          44,018,109             43,781,224         72,707,182
                                                      ----------------     ---------------       ----------------     --------------
Partners' capital, end of period                         $ 39,089,390        $ 34,187,349           $ 39,089,390       $ 34,187,349
                                                      ================     ===============       ================     ==============
Net asset value per Unit
  (27,382.8429 and 34,048.6615 Units outstanding
  at September 30, 2001 and 2000, respectively)            $ 1,427.51          $ 1,004.07             $ 1,427.51         $ 1,004.07
                                                      ================     ===============       ================     ==============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                $ 60.24            $ (97.51)               $ 22.02          $ (407.44)
                                                      ================     ===============       ================     ==============


See Notes to Financial Statements.
                                        4

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. There is no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of September 30, 2001, the Partnership owns approximately 40.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition and the Statement of Income and Expenses and Members' Capital and Financial Highlights are included herein.

     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions for the Partnership are made by the Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     The Master's Statement of Financial Condition as of September 30, 2001, and its Statement of Income and Expenses and members' Capital for the three months ended September 30, 2001 and the period from January 26, 2001 (commencement of trading operations) to September 30, 2001 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statement of Financial Condition
                                   (unaudited)



                                                                   September 30,
                                                                       2001
                                                                    -----------
Assets:
Equity in commodity futures
 trading account:
Cash                                                                 $92,472,852
Net unrealized appreciation on
 open futures positions                                                4,976,327
                                                                     -----------

                                                                     $97,449,179
                                                                     ===========
Members' Capital                                                     $97,449,179
                                                                     ===========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


                    JWH Strategic Allocation Master Fund LLC
              Statement of Income and Expenses and Members' Capital

                                                                 For the period
                                                                     from
                                                                January 26, 2001
                                                                (commencement of
                                               For the three        trading
                                               months ended       operations) to
                                               September 30,      September 30,
                                                    2001              2001
                                              -------------       --------------

Income:
Net gains (losses) on
 trading of commodity
 interests:
Realized gains on closed
 positions                                     $  2,204,612        $ 11,944,318
Change in unrealized
 gains (losses) on open
positions                                         3,425,143          (4,021,098)
                                               ------------        ------------

                                                  5,629,755           7,923,220
Less, clearing fees                                 (68,305)           (175,578)
                                               ------------        ------------

Net income                                        5,561,450           7,747,642
Additions                                         4,490,310          25,340,310
Redemptions                                      (3,584,931)        (10,539,999)
                                               ------------        ------------

Net increase in Members'
 Capital                                          6,466,829          22,547,953
Members' Capital, beginning
  of period                                      90,982,350          74,901,226
                                                ------------        ------------

Members' Capital,
 end of period                                 $ 97,449,179        $ 97,449,179
                                               ============        ============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

Changes in the Partnership's net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:



                                       THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                    --------------------------- -------------------
                                      2001          2000         2001        2000
                                    --------     ---------     --------     --------
Net realized and unrealized
 gains (losses)                     $  62.07     $ (96.97)     $ 22.68    $ (401.23)
Interest income                         9.08        13.15        32.77        39.52
Expenses                              (10.91)      (13.69)      (33.43)      (45.73)
                                    ---------    ---------    ---------    ---------

Increase(decrease) for period          60.24       (97.51)       22.02      (407.44)
Net Asset Value per Unit,
 beginning of period                1,367.27     1,101.58     1,405.49     1,411.51
                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit,
  end of period                   $ 1,427.51   $ 1,004.07   $ 1,427.51   $ 1,004.07
                                   =========    =========    =========    =========

Total Return                             4.4%                     1.6%
Ratio of expenses, including
 brokerage commissions, to
 average  assets  *                      9.5%                     9.6%
Ratio of net income to average
 net assets  *                          17.1%                     2.5%
--------------------------------------------------------------------------------
Financial Highlights of the
 Master:
Total Return                             6.1%                    10.3%
Ratio of expenses, including
 clearing fees, to average net
 assets *                                0.3%                     0.3% **
Ratio of net income to average
 Net assets *                           24.1%                    11.4% **
*    Annualized
**   For the period from January 26,
     2001 (commencement of trading
     operations) to September 30, 2001


                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, herein.

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from January 26, 2001 to September 30, 2001, based on a monthly calculation, was $6,076,490. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 was $4,976,327, as detailed below.



                                    Fair Value
                                 September 30, 2001


Currency:
 - Exchange Traded Contracts        $  (41,325)
 - OTC Contracts                      (777,630)
Energy                                 246,308
Grains                                 101,475
Interest Rates U.S.                  2,058,937
Interest Rates Non-U.S.                318,760
Livestock                               26,390
Metals:
 - Exchange Traded Contracts           483,955
 - OTC Contracts                       400,812
Softs                                1,060,167
Indices                              1,098,478
                                    -----------
Total                               $4,976,327
                                    ============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

     As of December 31, 2000, all of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $1,479,528. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000, was $7,601,505, as detailed below.



                                  Fair Value
                                December 31, 2000


Currency:
-  Exchange Traded Contracts     $   207,188
-  OTC Contracts                   2,621,875
Energy                             1,274,209
Grains                               133,604
Interest Rates U.S.                1,617,516
Interest Rates Non-U.S.            1,330,610
Livestock                              8,960
Metals:
 - Exchange Traded Contracts          (7,055)
 - OTC Contracts                     (62,921)
Softs                               (133,324)
Indices                              610,843
                                   ----------
Total                             $7,601,505
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

                   Smith Barney Mid-West Futures Fund L.P. II
                         Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amount of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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


     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 10.7% from $43,781,224 to $39,089,390. This decrease was attributable to the redemption of 3,767.3217 Units resulting in an outflow of $5,470,551 which was partially offset by net income from operations of $778,717, for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the period from January 26, 2001 (commencement of trading operations) to September 30, 2001, Master capital increased 30.1% from $74,901,226 to
$97,449,179. This increase was attributable to net income from operations of $7,747,642 coupled with additions of $25,340,310, which was partially offset by redemptions of $10,539,999, for the period from January 26, 2001 to September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the third quarter of 2001, the Partnership's net asset value per unit increased 4.4% from $1,367.27 to $1,427.51 as compared to a decrease of 8.9% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $2,322,420. Gains were primarily attributable to the Master's trading of commodity futures in U.S. interest rates livestock, metals, indices and softs and were partially offset by losses in currencies, energy, non-U.S. interest rates and grains. The Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $5,629,755. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $2,920,418. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, non-U.S. interest rates, softs, metals and indices and were partially offset by gains in energy, grains and U.S. interest rates.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. Interest income for the three and nine months ended September 30, 2001 decreased by $231,906 and $762,504, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the nine month period ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 decreased by $5,772 and $495,808, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $198,059 and $941,204, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2001 decreased by $1,038 and $79,687, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2001 or 2000.

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

     Market movements result in frequent changes in the fair value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Master's open positions and the liquidity of the markets in which it trades.

     The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master or market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk components, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2001, the Master's total capitalization was $97,449,179.

                               September 30, 2001
                                   (Unaudited)


                                                                Year to Date
                                            % of Total         High          Low
Market Sector               Value at Risk  Capitalization  Value at Risk  Value at Risk
---------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts  $   479,650     0.49%     $  537,450        $182,149
 - OTC Contracts                3,529,457     3.62%      5,090,588       1,955,574
Energy                          1,830,000     1.88%      2,158,000         475,900
Grains                            326,450     0.33%        382,750         135,000
Interest Rates U.S.             1,286,200     1.32%      1,505,450         406,740
Interest Rates Non-U.S.         2,577,639     2.64%      4,042,034       1,021,936
Livestock                           8,500     0.01%         10,200           7,000
Metals:
 - Exchange Traded Contracts      436,000     0.45%        479,000         122,000
 - OTC Contracts                  290,900     0.30%        292,900          77,500
Softs                             406,580     0.42%        469,764         185,396
Indices                         1,780,458     1.83%      1,883,559         965,339
                              -----------    ------
Total                         $12,951,834    13.29%
                              ===========    ======

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


Date:  11/8/01

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)

By:   /s/  David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:  11/8/01


By:   /s/  Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director


Date: 11/8/01