Form 10-Q
period 2002-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2002-11-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002

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

                                                              Page
                                                             Number

PART I - Financial Information:

   Item 1.  Financial Statements:
            Statements of Financial Condition at
            September 30, 2002 and December 31,
            2001 (unaudited).                                   3

            Statements of Income and Expenses
            and Partners' Capital for the three
            and nine months ended September 30, 2002
            and 2001 (unaudited).                               4

            Notes to Financial Statements
            including the Financial Statements
            of JWH Strategic Allocation Master
            Fund LLC (unaudited).                             5 - 15

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                       16 - 19

   Item 3.  Quantitative and Qualitative
            Disclosures of Market Risk                       20 - 21

   Item 4.  Controls and Procedures                            22

PART II - Other Information                                    23

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                    September 30,  December 31,
                                                                         2002          2001
                                                                    ------------   -----------
Assets:
  Investment in Master , at fair value                               $31,845,215   $37,231,806
  Cash, in commodity futures trading account                              18,805        42,242
                                                                     -----------   -----------
                                                                      31,864,020    37,274,048
Interest receivable                                                       31,878        42,247
                                                                     -----------   -----------
                                                                     $31,895,898   $37,316,295
                                                                     ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                        $   159,479   $   186,581
  Management fees                                                         52,858        61,844
  Administrative fees                                                     26,429        30,922
  Other                                                                   21,671        23,557
 Redemptions payable                                                     102,559     1,234,421
                                                                     -----------   -----------
                                                                         362,996     1,537,325
                                                                     -----------   -----------

Partners' Capital:
General Partner, 451.3070 and 608.9156  Unit equivalents
   outstanding in 2002 and 2001, respectively                            895,149       829,173
Limited Partners, 15,446.6500 and 25,665.9357  Units of Limited
   Partnership Interest outstanding in 2002 and 2001, respectively    30,637,753    34,949,797
                                                                     -----------   -----------
                                                                      31,532,902    35,778,970
                                                                     -----------   -----------
                                                                     $31,895,898   $37,316,295
                                                                     ===========   ===========

See Notes to Unaudited Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                            --------------------------     -----------------------------
                                                                2002            2001            2002          2001
                                                            ---------------------------    ----------------------------
Income:
  Realized gains on closed positions from Master           $  9,344,811    $    825,034    $ 12,235,099    $  5,148,929
  Change in unrealized gains (losses) on open positions
    from Master                                              (2,781,743)      1,497,386         973,177       3,693,006
  Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains on closed positions                                -               -               -         1,517,732
  Change in unrealized losses on
   open positions                                                   -               -               -        (7,601,505)
                                                           ------------    ------------    ------------    ------------
                                                              6,563,068       2,322,420      13,208,276       2,758,162
  Interest income                                                94,053         256,381         297,676         970,639
                                                           ------------    ------------    ------------    ------------
                                                              6,657,121       2,578,801      13,505,952       3,728,801
                                                           ------------    ------------    ------------    ------------

Expenses:

  Brokerage commissions including clearing fees
   of $6,481, $12,246, $28,104 and $37,015, respectively
   (Allocated from the Master)                                  491,168         615,209*      1,512,585       1,966,011*
  Management fees                                               158,167         193,906         481,102         622,458
  Administrative fees                                            79,083          96,953         240,550         311,228
  Other expenses                                                 12,593          16,880          37,861          50,387
                                                           ------------    ------------    ------------    ------------
                                                                741,011         922,948       2,272,098       2,950,084
                                                           ------------    ------------    ------------    ------------
  Net income                                                  5,916,110       1,655,853      11,233,854         778,717
  Redemptions - Limited Partners                             (4,858,075)     (1,743,247)    (15,200,149)     (5,470,551)
              - General Partner                                (279,773)            -          (279,773)              -
                                                           ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                  778,262         (87,394)     (4,246,068)     (4,691,834)
Partners' capital, beginning of period                       30,754,640      39,176,784      35,778,970      43,781,224
                                                           ------------    ------------    ------------    ------------
Partners' capital, end of period                           $ 31,532,902    $ 39,089,390    $ 31,532,902    $ 39,089,390
                                                           ============    ============    ============    ============
Net asset value per Unit
  (15,897.9570 and 27,382.8429 Units outstanding
  at September 30, 2002 and 2001, respectively)            $   1,983.46    $   1,427.51    $   1,983.46    $   1,427.51
                                                           ============    ============    ============    ============
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $     345.91    $      60.24    $     621.74    $      22.02
                                                           ============    ============    ============    ============

*Amount reclassied for comparative purposes
See Notes to Unaudited Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

1. General:

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

     As of September 30, 2002, the Partnership owns approximately 32% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.

     The Partnership's and the Master's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2002, all trading decisions for the Partnership are made by the Advisor.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition at September 30, 2002 and December 31, 2001, Condensed Schedule of Investments at September 30, 2002 and December 31, 2001, and its Statement of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2002, the three months ended September 30, 2001 and the period from January 26, 2001 (commencement of trading operations) to September 30, 2001 were:


                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                    September 30,   December 31,
                                        2002            2001
                                    -----------   -------------
ASSETS:

Equity in commodity futures
 trading account:
Cash                                $91,286,302   $88,330,292
Net unrealized appreciation
 on open positions                    7,759,033     5,392,646
                                    -----------   -----------
                                    $99,045,335   $93,722,938
                                    ===========   ===========

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Accrued expenses:
Professional fees                   $    47,832   $    45,000
                                    -----------   -----------
                                         47,832        45,000
                                    -----------   -----------
Members' Capital:

Members' capital 61,249.8402 and
 89,573.7730 Units outstanding in
 2002 and 2001, respectively         98,997,503    93,677,938
                                    -----------   -----------
                                    $99,045,335   $93,722,938
                                    ===========   ===========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2002
                                   (Unaudited)

Sector                                  Contract                                              Fair Value
------------------------------         ---------------------------------------------      ---------------
Currencies
                                        Over the counter contracts purchased - 0.28%           $ 274,395
                                        Over the counter contracts sold - (1.18)%             (1,167,639)
                                                                                           --------------
   Total Currencies - (0.90)%                                                                   (893,244)
                                                                                           --------------

Total Energy - 0.48%                    Futures contracts purchased - 0.48%                      471,002
                                                                                           --------------

Total Grains - 0.34%                    Futures contracts purchased - 0.34%                      340,414
                                                                                           --------------

Total Interest Rates U.S. - 3.08%       Futures contracts purchased - 3.08%                    3,047,406
                                                                                           --------------

Total Interest Rates Non-U.S. - 3.30%   Futures contracts purchased - 3.30%                    3,268,983
                                                                                           --------------

Total Livestock - (0.00)%*              Futures contracts purchased - (0.00)%*                      (770)
                                                                                           --------------

Metals
                                        Futures contracts purchased - (0.46)%                   (458,144)
                                        Futures contracts sold - 0.65%                           646,276
                                                                                           --------------
   Total Metals - 0.19%                                                                          188,132
                                                                                           --------------
Softs
                                        Futures contracts purchased - 0.10%                       97,667
                                        Futures contracts sold - 0.02%                            18,800
                                                                                           --------------
  Total Softs - 0.12%                                                                            116,467
                                                                                           --------------

Total Indices - 1.23%                   Futures contracts sold - 1.23%                         1,220,643
                                                                                           --------------

Total Fair Value - 7.84%                                                                     $ 7,759,033
                                                                                           ==============


                                        Ivestments    % of Investments
Country Composition                   at Fair Value   at Fair Value
--------------------                ---------------    --------------
Australia                               $ 364,476         4.70%
Canada                                     49,949         0.64%
Germany                                 2,854,907        36.79%
Japan                                    (128,465)       (1.66)%
United Kingdom                          1,518,803        19.58%
United States                           3,099,363        39.95%
                                      ------------      --------
                                      $ 7,759,033       100.00%
                                     =============      ========


Percentages are based on Masters' capital unless otherwise indicated *Due to rounding

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (continued)

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
                                   =========                  ======

Percentages are based on Members' capital unless otherwise indicated

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                   (CONTINUED)


                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)

                                                                                                       FOR THE
                                                    FOR THE         FOR THE          FOR THE         PERIOD FROM
                                                     THREE           THREE             NINE        JANUARY 26, 2001
                                                   MONTHS ENDED   MONTHS ENDED     MONTHS ENDED         TO
                                                  SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                --------------    -------------    ------------    ---------------
                                                      2002            2001             2002            2001
                                                --------------    -------------    ------------     -------------
Income:
  Net gains on trading of commodity
   interests:
  Realized gains on closed positions            $  29,165,921    $   2,204,612    $  38,355,049    $  11,944,318
  Change in unrealized gains (losses) on open
   positions                                       (8,652,597)       3,425,143        2,366,387       (4,021,098)
                                                 -------------    -------------    -------------    -------------
                                                   20,513,324        5,629,755       40,721,436        7,923,220
                                                -------------    -------------    -------------    -------------

Expenses:
     Clearing fees                                     43,198           68,305          170,603          175,578
     Operating expenses                                12,500              -             35,000
                                                -------------    -------------    -------------    -------------
                                                       55,698           68,305          205,603          175,578
                                                -------------    -------------    -------------    -------------

  Net Income                                       20,457,626        5,561,450       40,515,833        7,747,642
  Additions                                           401,919        4,490,310        2,038,927       25,340,310
  Redemptions                                     (24,454,971)      (3,584,931)     (37,235,195)     (10,539,999)
                                                -------------    -------------    -------------    -------------
  Net increase (decrease) in Members' capital      (3,595,426)       6,466,829        5,319,565       22,547,953
Members' capital, beginning of period             102,592,929       90,982,350       93,677,938       74,901,226
                                                -------------    -------------    -------------    -------------
Members' capital, end of period                 $  98,997,503    $  97,449,179    $  98,997,503    $  97,449,179
                                                =============    =============    =============    =============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2002 and 2001 were as follows:


                                     THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                   -----------------------     -------------------------
                                     2002           2001           2002        2001
                                   -----------------------     -------------------------
Net realized and unrealized
   gains *                         $  355.13     $   62.07     $  643.77      $  22.68
Interest income                         5.57          9.08         14.00         32.77
Expenses**                            (14.79)       (10.91)       (36.03)       (33.43)
                                    ---------      --------     --------       --------
Increase for the period               345.91         60.24        621.74         22.02
Net Asset Value per Unit,
 beginning of period                1,637.55      1,367.27      1,361.72      1,405.49
                                   ---------      --------     --------       --------
Net Asset Value per Unit
 end of period                     $1,983.46     $1,427.51     $1,983.46     $1,427.51
                                   =========      ========      ========      ========

* Net realized and unrealized gains is net of commission expense. ** Expenses exclude commission expense.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:



                                   THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                     2002       2001      2002        2001
                                   ------------------    ------------------
Financial Highlights of the
 Partnership:

Total return                         21.1%       4.4%     45.7%       1.6%

Ratio  of expense, including
 brokerage commissions, to
 average net assets: ***              9.8%       9.5%      9.9%       9.6%
Ratio of net income to
 average net assets                  78.1%      17.1%     48.7%       2.5%

Financial Highlights of the
 Master:
Total return                         23.6%       6.1%     54.6%      10.3% ****

Ratio of expense, including
 brokerage commissions, to
 average net assets ***               0.2%       0.3%      0.3%       0.3% ****
Ratio of net income to
 average net assets ***              81.0%      24.1%     58.5%      11.4% ****

***   Annualized
****  For the period from January 26,   2001 (commencement of trading operations
      of the Master) to September 30, 2001.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statement of Income and Expenses and Members' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine months ended September 30, 2002 and for the period from January 26, 2001 to December 31, 2001, based on a monthly calculation, were $11,315,258 and $5,146,554, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2002 and December 31, 2001, was $7,759,033 and $5,392,646,
respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

     The Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options (but not currently) whose values are based upon an

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002, Partnership capital decreased 11.9% from $35,778,970 to $31,532,902. This decrease was attributable to the redemption of 10,219.2857 Units of Limited Partnership Interest resulting in an outflow of $15,200,149 and 157.6086 General Partner Unit equivalents totaling $279,773, which was partially offset by the net income from operations of $11,233,854. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002 the Master's capital increased 5.7% from $93,677,938 to $98,997,503. This increase was attributable to net income from operations of $40,515,833, coupled with additional sales of 1,836.3714 Units totaling $2,038,927, which was partially offset by the redemption of 30,160.3042 Units resulting in an outflow of $37,235,195. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

Results of Operations

     During the third quarter of 2002, the Partnership's net asset value per Unit increased 21.1% from $1,637.55 to $1,983.46 as compared to an increase of 4.4% in the third quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $6,563,068. Gains were primarily attributable to the Master's trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by losses in softs and metals. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 2001 of $2,322,420. Gains were primarily attributable to the Master's trading of commodity futures in livestock, U.S. interest rates, softs, metals and indices and were partially offset by losses in non-U.S. interest rates, currencies, energy and grains.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. SSB may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. SSB will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2002 decreased by $162,328 and $672,963, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2002 decreased by $124,041 and $453,426, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to a decrease in assets during the three and nine months ended September 30, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2002 decreased by $35,739 and $141,356, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in net assets during the three and nine months ended September 30, 2002 as compared to 2001.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2002 decreased by $17,870 and $70,678, respectively, as compared to the corresponding periods in 2001. The decrease in administrative fees is due to a decrease in net assets during the three and nine months ended September 30, 2002 as compared to 2001.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2002 or 2001 due to a loss carry forward from previous years.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2002. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2002, the Master's total capitalization was $98,997,503. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001,

                               September 30, 2002
                                   (Unaudited)

                                                                    Year to Date
                                             % of Total         High             Low
Market Sector                Value at Risk   Capitalization Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies:
- OTC Contracts                    $2,017,557     2.03%     $7,032,293     $  962,872
Energy                              1,957,900     1.98%      2,197,900        557,000
Grains                                185,750     0.19%        450,900         86,150
Interest Rates U.S.                 1,058,200     1.07%      1,302,100        180,800
Interest Rates Non-U.S.             2,689,206     2.71%      3,493,265        979,315
Livestock                              15,000     0.02%         24,750         14,400
Metals:
 - Exchange Traded Contracts          279,500     0.28%        464,000         76,500
 - OTC Contracts                      505,325     0.51%        550,250         48,000
Softs                                 481,237     0.49%        693,603        119,740
Indices                             1,465,522     1.48%      1,931,347        869,172
                                 ------------    ------
Total                             $10,655,197    10.76%
                                 ============    ======

Item 4. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

     Enron Corp.

          In April 2002, Citigroup Inc. ("Citigroup") and, in one case, SSB, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

          In July 2002, Citigroup, SSB, a number of their affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd. v. Credit Suisse First Boston Corporation, et al.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

          Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment;
     (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions to dismiss Newby.

          Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

    Research

          Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, disclosed below under the caption "Other." Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

          Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers (the "NASD"), which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB and the NASD have entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, these agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

     WorldCom, Inc.

          Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

          On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern
     District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In re WorldCom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of federal securities laws, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB, arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          In addition to the putative class actions that have commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities, including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele v. WorldCom, Inc., et al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          Additional lawsuits containing similar claims to those described above may be filed in the future.

     Other

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Holdings Inc. and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the
          Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. The defendants in these actions have moved to dismiss the consolidated amended complaints but the Court has not yet rendered a decision on those motions. Also pending in the Southern District of New York against Salomon Smith Barney Holdings Inc. and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

               For information concerning a suit filed by a hedge fund and its investment advisor against SSB, see the description that appears in the eleventh paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001, which is incorporated by reference herein. In August 2002, SSB filed a motion for summary judgment.

Item 2.   Changes in Securities and Use of Proceeds -  None

Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)  Exhibit - 99.1 Certificate of Chief Executive Officer.
               Exhibit - 99.2 Certificate of Chief Financial Officer.

          (b) Reports on Form 8-K - On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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


Date:  11/14/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)

By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  11/14/02


By:   /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director


Date: 11/14/02

                                  CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10Q of Smith Barney Mid-West Futures Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                          /s/ David J. Vogel
                                          -----------------------
                                              David J. Vogel
                                          Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10Q of Salomon Smith Barney Mid-West Futures Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                    /s/ Daniel R. McAuliffe, Jr.
                                                    ---------------------------
                                                      Daniel R. McAuliffe, Jr.
                                                      Chief Financial Officer
                                       31