Form 10-K
period 2002-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2003-03-28
CIK 1013167

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

                                                         Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                                                     Yes       No   X

Limited   Partnership   Units  with  an  aggregate  value  of  $29,757,510  were
outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 14,828.3397 Limited Partnership Units were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Between July 7, 1994 and August 31, 1994, 9,421 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ending December 31, 2002, 2001 and 2000 are reported in the Statement of Partners' Capital on page F-7 under "Item
8. Financial Statements and Supplementary Data."

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

     At December 31, 2002, the Partnership owns 31.19% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

     The General Partner has entered into a Management Agreement (the "Management Agreement") with the Advisor, John W. Henry & Company Inc., who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.

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

     Prior to January 26, 2001, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30 day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. Effective January 26, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week T-Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2002 was $27,821,670.

          (c) Narrative description of business.

          See Paragraphs (a) and (b) above.

          (i) through (xii) - Not applicable.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.

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

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the

Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.

     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.

     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.

     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

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

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.

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

          (b)  Holders.  The number of holders of Units of Partnership  Interest
               as  of  December  31,  2002  was  378.  (c)   Distribution.   The
               Partnership did not declare a distribution in 2002 or 2001.

          (d) Use of Proceeds. There were no additional sales of Units in the years ended December 31, 2002 and 2001. For the twelve months ended December 31, 2000, there were additional sales of 591.5651 Units totaling $835,000.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and total assets at December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:

                                  2002            2001           2000           1999            1998


Realized and unrealized
 trading gains (losses)
 net of brokerage
 commissions and clearing
 fees of $1,874,426,
 $2,506,228, $3,096,407,
 $5,296,707 and $5,793,730,
 respectively                 $  8,791,282   $   (889,142)   $ (4,945,018)   $(18,354,842)   $  4,233,828

Interest income                    377,817      1,122,566       2,193,751       2,923,960       3,300,032


                              $  9,169,099   $    233,424    $ (2,751,267)   $(15,430,882)   $  7,533,860


Net income (loss)             $  8,196,531   $ (1,014,999)   $ (5,075,829)   $(19,681,820)   $  2,107,683


Increase (decrease) in
 Net Asset Value per Unit     $     431.46   $     (43.77)   $      (6.02)   $    (376.78)   $      54.16


Total assets                  $ 28,253,989   $ 37,316,295    $ 45,323,728    $ 74,994,627    $ 96,893,196

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (a) Liquidity. The Partnership does not engage in sales of goods or ser vices. Its only assets are its investment in the Master, and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Master follows certain policies including:

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

     (4) The Master does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

     (5) The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

     (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

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

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures as of the latest fiscal period.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership, through its investment in the Master, may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees, administrative fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     For the year  ended  December  31,  2000,  there were  additional  sales of
591.5651 Units totaling $835,000. The Partnership ceased to offer Units between April 1997 and June 1999.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Units at the Net Asset Value thereof as of the last day of any month on fifteen days' written notice to the General Partner. For the year ended December 31, 2002, 10,759.5577 Units were redeemed totaling $16,153,831. For the year ended December 31, 2001, 4,875.3133 Units were redeemed totaling $6,987,255. For the year ended December 31, 2000, 20,951.5320 Units were redeemed totaling $24,685,129.

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

     (c) Results of Operations. For the year ended December 31, 2002, the Net Asset Value Per Unit increased 31.6% from $1,361.72 to $1,793.18. For the year ended December 31, 2001, the Net Asset Value Per Unit decreased 3.1% from $1,405.49 to $1,361.72. For the year ended December 31, 2000, the Net Asset per Unit decreased 0.4% from $1,411.51 to $1,405.49.

     The Partnership, through its investment in the Master experienced net trading gains of $10,758,693 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading of currencies, energy, grains, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses incurred in the trading of metals and softs.

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

     (e) Critical Accounting Policies

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

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

Quantifying the Master's Trading Value at Risk

     The following quantitative disclosures regarding the Master's and the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2002, the Master's total capitalization was $90,459,415.

                                December 31, 2001

                                                                    Year   to  Date
                                               % of Total         High           Low
Market Sector               Value at Risk    Capitalization    Value at Risk  Value at Risk

Currencies
- OTC Contract                  $ 4,189,488         4.63%       $7,032,293     $962,872
Energy                            3,346,400         3.70%        3,346,400      557,000
Grains                              245,903         0.27%          450,900       86,150
Interest Rates U.S.                 590,280         0.65%        1,302,100      180,800
Interest Rates Non-U.S.           3,100,649         3.43%        3,493,265      979,315
Livestock                            13,500         0.02%           24,750       13,500
Metals
- Exchange Traded Contracts         418,000         0.46%          464,000       76,500
- OTC Contracts                     434,425         0.48%          550,250       48,000
Softs                               385,842         0.43%          694,904      119,740
Indices                             752,257         0.83%        1,931,347      641,735
                                 ----------        ----
Total                           $13,476,744        14.90%
                                 ----------        ------

As of December 31, 2001, the Mater's total capitalization was $93,677,938.

                                December 31, 2001

                                                                    Year   to  Date
                                               % of Total           High           Low
Market Sector                Value at Risk    Capitalization    Value at Risk  Value at Risk

Currencies
- OTC Contract                 $ 5,033,147         5.37%          $5,602,634    $ 27,500
Energy                           1,883,100         2.01%           2,347,700     475,900
Grains                             255,000         0.27%             426,150     135,000
Interest Rates U.S.              1,017,700         1.09%           1,505,450     406,740
Interest Rates Non-U.S.          2,418,605         2.58%           4,042,034   1,021,936
Livestock                           14,400         0.02%              14,400       7,000
Metals
- Exchange Traded Contracts        394,000         0.42%             479,000     122,000
- OTC Contracts                     78,000         0.08%             292,900      77,500
Softs                              318,264         0.34%             469,764     137,945
Indices                          1,077,669         1.15%           1,883,559     943,944
                                ----------         ----
Total                          $12,489,885         13.33%
                                ----------         -----

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Master -- give no indication of this "risk of ruin."

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

     The following were the primary trading risk exposures of the Master as of December 31, 2002, by market sector.

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

     Stock Indices. The Master's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2002, the Master's primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being "whipsawed" into numerous small losses.)

     Metals. The Master's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Master.

     Softs. The Master's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Master's commodity exposure as of December 31, 2002.

     Energy. The Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Master as of December 31, 2002.

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

Item 8.    Financial Statements and Supplementary Data.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                 Number

    Oath or Affirmation.                                            F-2

    Reports of Independent Accountants.                          F-3 - F4

    Financial Statements:
    Statements of Financial Condition at
    December 31, 2002 and 2001.                                     F-5

    Statements of Income and Expenses for
    the years ended December 31, 2002, 2001
    and 2000.                                                       F-6

    Statements of Partners' Capital for the
    years ended December 31, 2002, 2001 and
    2000.                                                           F-7

    Notes to Financial Statements.                               F-8 - F-11

    Selected unaudited quarterly financial
    data.                                                          F-12

    Financial Statements of the JWH Strategic
    Allocation Master Fund LLC.
    Oath or Affirmation.                                           F-13

    Reports of Independent Accountants.                         F-14 - F-15

    Statements of Financial Condition at
    December 31, 2002 and 2001.                                    F-16

    Condensed Schedules of Investments at
    December 31, 2002 and 2001.                                  F-17 - F-18

    Statements of Income and Expenses for the
    year ended December 31, 2002 and for the
    period January 26, 2001 (commencement of
    trading operations) to December 31, 2001.                       F-19

    Statements of Members' Capital for the
    year ended December 31, 2002 and for the
    period January 26, 2001 (commencement of
    trading operations) to December 31, 2001.                       F-20

    Notes to Financial Statements.                              F-21 - F-24

    Selected unaudited quarterly financial
    data.                                                          F-25

                           To The Limited Partners of
                   Smith Barney Mid-West Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





By: /s/Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       General Partner, Smith Barney Mid-West
       Futures Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                         Report of Independent Auditors

To the Partners of
   Smith Barney Mid-West Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of Smith Barney Mid-West Futures Fund L.P. II (the Partnership), as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
   Smith Barney Mid-West Futures Fund L.P. II:

In our opinion,  the  accompanying  statement of  financial  condition,  and the related  statements  of income and  expenses and of  partners'  capital  present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II at December 31, 2001, and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statements of Financial Condition
                           December 31, 2002 and 2001

                                                                             2002                 2001
Assets:
Investment in Master, at fair value                                       $28,212,288          $37,231,806
Cash                                                                           19,882               42,242
                                                                         ------------         ------------
                                                                           28,232,170           37,274,048
Interest receivable                                                            21,819               42,247
                                                                         ------------         ------------
                                                                          $28,253,989          $37,316,295
                                                                          ------------         ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3c)                                                     $141,270             $186,581
   Management fees (Note 3b)                                                   46,812               61,844
   Administrative fees (Note 3a)                                               23,406               30,922
   Professional fees                                                           21,578               19,605
   Other                                                                        3,920                3,952
  Redemptions payable (Note 5)                                                195,333            1,234,421
                                                                         ------------         ------------
                                                                              432,319            1,537,325
                                                                         ------------         ------------
Partners' capital (Notes 1 and 5):
  General Partner, 451.3070 and 608.9156 Units equivalents
   outstanding in 2002 and 2001, respectively                                 809,275              829,173
  Limited Partners, 15,063.9866 and 25,665.9357 Units of Limited
   Partnership Interest outstanding in 2002 and 2001, respectively         27,012,395           34,949,797
                                                                         ------------         ------------
                                                                           27,821,670           35,778,970
                                                                         ------------         ------------
                                                                          $28,253,989          $37,316,295
                                                                          ------------         ------------


See accompanying notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2002, 2001 and 2000

                                                             2002               2001               2000

Income:
  Realized gains on closed positions and foreign
   currencies from Master                                 $9,359,691          $3,950,697       $         --
  Change in unrealized gains (losses) on open
   positions from Master                                   1,399,002          (1,000,510)                --
  Expenses allocated from Master                             (92,985)            (64,302)
  Net gains (losses) on trading of commodity
   interests:
   Realized gains (losses) on closed positions                    --           1,696,703*        (9,558,900)
   Change in unrealized gains (losses) on
    open positions                                                --          (2,965,502)*        7,710,289
                                                        ------------        ------------       ------------
                                                          10,665,708           1,617,086         (1,848,611)
  Interest income (Note 3c)                                  377,817           1,122,566          2,193,751
                                                        ------------        ------------       ------------
                                                          11,043,525           2,739,652            345,140
                                                        ------------        ------------       ------------
Expenses:
  Brokerage commissions including clearing fees
   of $53,530 in 2000 (Note 3c)                            1,874,426           2,506,228          3,096,407
  Management fees (Note 3b)                                  620,986             809,363          1,764,892
  Administrative fees (Note 3a)                              310,492             404,680            491,529
  Professional fees                                           36,313              27,287             54,693
  Other expenses                                               4,777               7,093             13,448
                                                        ------------        ------------       ------------
                                                           2,846,994           3,754,651          5,420,969
                                                        ------------        ------------       ------------
Net income (loss)                                         $8,196,531         $(1,014,999)       $(5,075,829)
                                                        ------------        ------------        ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 6)                                            $431.46             $(43.77)            $(6.02)
                                                         -----------         -----------         -----------


* For the period from January 1, 2001 to January 25, 2001 (Note 1) See accompanying notes to financial statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2002, 2001 and 2000

                                                        Limited              General
                                                       Partners              Partner              Total

Partners' capital at December 31, 1999                $71,847,692           $859,490           $72,707,182
Net loss                                               (5,072,164)            (3,665)           (5,075,829)
Sale of 591.5651 Units of Limited
  Partnership Interest                                    835,000                 --               835,000
Redemption of 20,951.5320 Units of Limited
  Partnership Interest                                (24,685,129)                --           (24,685,129)
                                                   --------------        -----------        --------------
Partners' capital at December 31, 2000                 42,925,399            855,825            43,781,224
Net loss                                                 (988,347)           (26,652)           (1,014,999)
Redemption of 4,875.3133 Units of Limited
  Partnership Interest                                 (6,987,255)                --            (6,987,255)
                                                   --------------        -----------        --------------
Partners' capital at December 31, 2001                 34,949,797            829,173            35,778,970
Net income                                              7,936,656            259,875             8,196,531
Redemption of 10,601.9491 Units of Limited
  Partnership Interest and 157.6086 Units of
  General Partnership Interest                        (15,874,058)          (279,773)          (16,153,831)
                                                   --------------        -----------        --------------
Partners' capital at December 31, 2002                $27,012,395           $809,275           $27,821,670
                                                    -------------         -----------        -------------


See accompanying notes to financial statements.
                                      F-7

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

     At December 31, 2002 and 2001, the Partnership owns 31.19% and 39.74%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

     Prior to January 26, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; when the net asset value of a Unit decreases to less than $350 as of the close of business on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.  Accounting Policies:

     a. The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master and prior to January 26, 2001 by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     c. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     d. Certain prior period amounts have been reclassified to conform to current year presentation.

3.  Agreements:

    a. Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

    b. Management Agreement:

     The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the Advisor, provides that the Advisor has sole discretion in determining the allocation of the assets of the Partnership by the General Partner. For the period January 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement. For the period October 1, 2000 to January 25, 2001, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership will pay an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, of the Partnership.

     Effective January 26, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master and an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement.

    c. Customer Agreement

     Prior to January 26, 2001, the Partnership had a Customer Agreement with SSB whereby SSB provided services which included, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership was obligated to pay a monthly brokerage fee to SSB equal to 1/2 of 1 % of month-end Net Assets (6% per year) in lieu of brokerage commissions on a per trade basis (the "Brokerage Fee"). Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of all liabilities of the Partnership. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee did not include exchange, clearing, floor brokerage, user, give-up and National Futures Association fees which were borne by the

     Partnership. Effective January 26, 2001, the Partnership is obligated to pay the Brokerage Fee based on month-end Net Assets allocated pro-rata from the Master. Effective January 26, 2001, all exchange, clearing, user, give-up, floor brokerage and National Futures Association fees will be borne by the Master and allocated to the Partnership through its investment in Master. Effective January 26, 2001, cash margin requirements are maintained by the Master. For the period from January 1, 2001 to January 25, 2001, SSB paid the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SSB based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Effective January 26, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The  results  of  the  Master's   and  prior  to  January  26,  2001,   the
     Partnership's trading activities are shown in the statement of income and expenses.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of their Units at the Net Asset Value thereof as of the last day of any month beginning with the first full month ending at least three months after trading commenced on fifteen days written notice to the General Partner.

     The Partnership is permitted to withdraw all or a portion of its interest in the Master as of each month-end in order to meet its obligations with respect to the redemption rights of limited partners.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                       2002             2001              2000

    Net realized and unrealized gains (losses)*                       $463.00          $(38.33)           $(4.51)
    Interest income                                                     19.08            38.33             53.49
    Expenses**                                                         (50.62)          (43.77)           (55.00)
                                                                   ----------       ----------        ----------
    Increase (decrease) for year                                       431.46           (43.77)            (6.02)
    Net asset value per Unit, beginning of year                      1,361.72         1,405.49          1,411.51
                                                                   ----------       ----------        ----------
    Net asset value per Unit, end of year                           $1,793.18        $1,361.72         $1,405.49
                                                                   -----------       -----------      -----------

    Ratio of net investment loss, to average net assets***               (8.5)%           (6.1)%
    Ratio of expenses, including brokerage commissions, to
     average net assets                                                   9.8%             8.8%
    Ratio of net income (loss) to average net assets ****                27.2%            (2.3)%
    Total return                                                         31.9%            (3.1)%

    *    Includes brokerage commissions
    **   Excludes brokerage commissions *** Interest income less total expenses
    **** Supplemental information not required

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal course of its business the Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through the Partnership's investment in the Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                                For the period       For the period     For the period           For the period
                                                     from                 from               from                     from
                                                October 1, 2002      July 1, 2002        April 1, 2002           January 1, 2002
                                                      to                   to                   to                     to
                                              December 31, 2002    September 30, 2002    June 30, 2002            March 31, 2002
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                       $ (2,807,315)        $ 6,165,953         $ 9,257,872              $ (3,430,458)

Net Income (loss)                                $ (3,037,323)        $ 5,916,110         $ 9,009,608              $ (3,691,864)

Increase (decrease) in Net Asset
 Value per Unit                                    $ (190.28)            $ 345.91            $ 420.73                 $ (144.90)


                                                For the period       For the period     For the period             For the period
                                                     from                 from               from                       from
                                                October 1, 2001       July 1, 2001       April 1, 2001            January 1, 2001
                                                      to                   to                 to                        to
                                              December 31, 2001    September 30, 2001    June 30, 2001             March 31, 2001

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                       ($1,511,073)          $1,963,592        ($5,291,606)               $5,090,804

Net Income (loss)                                ($1,793,716)          $1,655,853        ($5,615,574)               $4,738,438

Increase (decrease) in Net Asset
 Value per Unit                                      ($65.79)              $60.24           ($192.88)                  $154.66

                                To The Members of
                    JWH Strategic Allocation Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By: /s/Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       Managing Member, JWH Strategic Allocation
       Master Fund LLC

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                         Report of Independent Auditors

To the Members of
JWH Strategic Allocation Master Fund LLC:

We have audited the accompanying statement of financial condition of JWH Strategic Allocation Master Fund LLC (the Company), including the condensed schedule of investments as of December 31, 2002, and the related statements of income and expenses, and members' capital for the year then ended. These financial statements are the responsibility of the Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for the period from January 26, 2001 (commencement of operations) to December 31 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC as of December 31, 2002, and the results of its operations and changes in its members' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

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



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                           December 31, 2002 and 2001



                                                                             2002                 2001
Assets:
   Equity in commodity futures trading account:
    Cash (restricted $15,044,312 and $13,748,339 in 2002 and 2001,        $81,112,283          $88,330,292
      respectively)
    Net unrealized appreciation on open positions*                          9,394,955            5,392,646
                                                                         ------------         ------------
                                                                          $90,507,238          $93,722,938
                                                                          ------------         ------------

Liabilities and Members' Capital:
Liabilities:
  Accrued expenses:
   Professional fees                                                          $47,823              $45,000
                                                                         ------------         ------------
                                                                               47,823               45,000
                                                                         ------------         ------------
Members' capital:
  Members' capital, 60,664.1530 and 89,573.7730 Units outstanding
   in 2002 and 2001, respectively                                          90,459,415           93,677,938
                                                                         ------------         ------------
                                                                          $90,507,238          $93,722,938
                                                                          ------------         ------------


* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.

See accompanying notes to financial statements.

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                    Notional
Sector                              Amount                 Contract                                             Fair Value

Currencies                                                 Unrealized appreciation on forward contracts 8.23%
                                     EUR (116,850,000)     EUR/USD 3.52%, March 19, 2003                       $3,188,260
                                     CHF (60,550,000)      CHF/USD 1.82%, March 19, 2003                        1,644,000
                                     JPY (9,565,600,000)   JPY/USD 1.51%, March 19, 2003                        1,364,829
                                                           Other 1.38%                                          1,251,826
                                                           Unrealized depreciation on forward contracts (2.61)%(2,364,747)
                                                                                                                ----------
   Total Currencies 5.62%                                   Total forward contracts 5.62%                       5,084,168
                                                                                                                ---------

Total Energy 1.22%                                         Futures contracts purchased 1.22%                    1,104,121
                                                                                                                ---------

Grains                                                     Futures contracts purchased (0.01)%                    (10,640)
                                                           Futures contracts sold 0.36%                           329,388
                                                                                                                ---------
  Total Grains 0.35%                                                                                              318,748
                                                                                                                ---------

Interest Rates U.S.                                        Futures contracts purchased 0.55%                      497,228
                                                           Futures contracts sold (0.96)%                        (872,094)
                                                                                                                ---------
  Total Interest Rates U.S. (0.41)%                                                                              (374,866)
                                                                                                                ---------

Total Interest Rates Non-U.S.2.78%                         Futures contracts purchased 2.78%                    2,515,874
                                                                                                                ---------

Total Livestock 0.03%                                      Futures contracts purchased 0.03%                       23,980
                                                                                                                ---------

Metals                                                     Futures contracts purchased 1.01%                      916,440

                                                           Unrealized appreciation on forward contracts 0.09%      79,435
                                                            Unrealized depreciation on forward contracts (0.35)% (313,193)
                                                                                                                ---------
                                                           Total forward contracts (0.26)%                       (233,758)
                                                                                                                ---------
  Total Metals 0.75%                                                                                              682,682
                                                                                                                ---------

Softs                                                      Futures contracts purchased 0.27%                      246,814
                                                           Futures contracts sold (0.00)%*                         (2,844)
                                                                                                                ---------
  Total Softs 0.27%                                                                                               243,970
                                                                                                                ---------

Indices                                                    Futures contracts purchased (0.24)%                   (222,005)
                                                           Futures contracts sold 0.02%                            18,283
                                                                                                                ---------
  Total Indices (0.22)%                                                                                          (203,722)
                                                                                                                ---------
Total Fair Value 10.39%                                                                                        $9,394,955
                                                                                                                ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value

Australia                                              $220,191                    2.34%
Canada                                                   51,439                    0.55
Germany                                                 879,354                    9.36
Japan                                                   771,920                    8.22
United Kingdom                                          195,396                    2.08
United States                                         7,276,655                   77.45
                                              -------------------------- ------------------------
                                                     $9,394,955                  100.00%
                                              ========================== ========================

Percentages are based on Members' capital unless otherwise indicated.
* Due to rounding.
See accompanying notes to financial statements.

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001

                                    Notional
Sector                              Amount                 Contract                                             Fair Value

Currencies
                                                             Over the counter contracts sold  5.89%
                                JPY    (16,890,265,200)      JPY/USD  5.98%, March 20, 2002                  $5,601,926
                                                             Other  (0.09)%                                     (84,884)
                                                             Over the counter contracts purchased 0.11%         105,908
                                                                                                              ---------
   Total Currencies 6.00%                                                                                     5,622,950
                                                                                                              ---------

Total Energy (0.35)%                                         Futures contracts purchased  (0.35)%              (327,598)
                                                                                                              ---------

Total Grains 0.29%                                           Futures contracts sold  0.29%                      274,911
                                                                                                              ---------

Total Interest Rates U.S. (0.01)%                            Futures contracts sold  (0.01)%                    (14,360)
                                                                                                              ---------

Interest Rates Non-U.S.
                                                             Futures contracts sold  1.04%                      970,405
                                                             Futures contracts purchased  (0.20)%              (188,580)
                                                                                                              ---------
  Total Interest Rates Non-U.S. 0.84%                                                                           781,825
                                                                                                              ---------

Total Livestock (0.02)%                                      Futures contracts sold  (0.02)%                    (17,180)
                                                                                                              ---------

Metals
                                                             Futures contracts sold  (0.74)%                   (696,167)
                                                             Futures contracts purchased  (0.37)%              (348,785)
                                                                                                              ---------
  Total Metals (1.11)%                                                                                        (1,044,952)
                                                                                                              ----------

Total Softs 0.01%                                            Futures contracts purchased  0.01%                   11,267
                                                                                                              ---------

Total Indices 0.11%                                          Futures contracts purchased  0.11%                  105,783
                                                                                                              ---------
Total Fair Value 5.76%                                                                                        $5,392,646
                                                                                                              ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value

Australia                                              $151,788                    2.82%
Canada                                                   49,705                    0.92
Germany                                               1,084,146                   20.10
Japan                                                  (355,642)                  (6.59)
Switzerland                                              (2,304)                  (0.04)
United Kingdom                                          176,518                    3.27
United States                                         4,288,435                   79.52
                                              -------------------------- ------------------------
                                                     $5,392,646                  100.00%
                                              ========================== ========================

Percentages are based on Members' capital unless otherwise indicated. See accompanying notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Income and Expenses
                    for the year ended December 31, 2002 and
                      for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                            2002               2001
Income:
  Net gains on trading of commodity interests:
   Realized gains on closed positions and
    foreign currencies                                   $29,185,102          $9,307,481
   Change in unrealized gains (losses)
    on open positions                                      4,002,309          (2,710,941)
                                                        ------------        ------------
                                                          33,187,411           6,596,540
                                                        ------------        ------------

Expenses:
  Clearing fees                                              220,446             230,343
  Professional fees                                           50,000              45,000
                                                        ------------        ------------
                                                             270,446             275,343
                                                        ------------        ------------
Net income                                               $32,916,965          $6,321,197
                                                        -------------       ------------
Net income per Unit of Member Interest                       $445.33              $45.82
                                                        -------------       ------------


See accompanying notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                          Statement of Members' Capital
                    for the year ended December 31, 2002 and
                      for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001





                                                         Members'
                                                          Capital

Initial capital contribution from the Members
  representing 74,020.3930 Units                      $74,020,393
Net Income                                              6,321,197
Sale of 29,596.7052 Units of
  Members' Interest                                    28,929,324
Redemption of 14,043.3252 Units of
  Members' Interest                                   (15,592,976)
                                                   --------------
Members' capital at December 31, 2001                  93,677,938
Net Income                                             32,916,965
Sale of 3,545.8883 Units of Members' Interest           4,638,927
Redemption of 32,455.5083 Units of
  Members' Interests                                  (40,774,415)
                                                    -------------
Members' capital at December 31, 2002                 $90,459,415
                                                     -------------


See accompanying notes to financial statements.

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

     The Master operates under a "master/feeder fund" structure where its investors consist of Mid-West, Mid-West II, The Aspetuck Fund L.P., The Saugatuck Fund L.P. and JWH Global Strategies Limited (collectively the "Feeder Funds") with 29.68%, 31.19%, 6.17%, 30.76% and 2.20% investments in the Master, for 2002 respectively.

     Smith Barney Futures Management LLC is the managing member (the "Managing Member") of the Master. The Master's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the Managing Member. The Managing Member is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2002, all trading decisions for the Master are made by the Advisor.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Feeder Funds at the time of such determination. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master's income and expenses.

     c. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  a. Managing Member Agreement:

     The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

    b. Management Agreement:

     The Managing Member, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SSB and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master allocated to it by the Managing Member. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

    c. Customer Agreement:

     The Master has entered into a Customer Agreement with SSB whereby SSB provides services which include, among the other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including SSB's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at SSB. The Master's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held by the Master for margin requirements was $15,044,312 and $13,748,339, respectively. The Customer Agreement between the Master and SSB gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2002 and for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001, based on a monthly calculation, was $9,163,093 and $5,146,554, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Member interest for the year ended December 31, 2002 and for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001 were as follows:

                                                                        2002             2001

    Net realized and unrealized gains**                               $446.04           $46.32
    Expenses***                                                         (0.71)           (0.50)
                                                                   ----------       ----------
    Increase for period                                                445.33            45.82
    Net asset value per Unit, beginning of period                    1,045.82         1,000.00
                                                                   ----------       ----------
    Net asset value per Unit, end of period                         $1,491.15        $1,045.82
                                                                  -----------       -----------
     Ratio of expenses to average net assets *(***)                       0.3%             0.3%
     Ratio of net income to average net assets *(***)(****)              35.9%             7.4%
     Ratio of net investment income to average
        net assets *(***)                                                (0.3)%           (0.3)%
     Total return                                                        42.6%             4.6%


     *    Annualized in 2001.
     ** Includes clearing fees. *** Excludes clearing fees.
     **** Supplemental information not required.

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal  course of its  business,  the  Master is party to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these  instruments  mature  within one year of December 31,
     2002.  However,  due  to  the  nature  of  the  Master's  business,   these
     instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                             For the period       For the period      For the period        For the period
                                                  from                  from               from                  from
                                             October 1, 2002       July 1, 2002        April 1, 2002        January 1, 2002
                                                   to                   to                   to                  to
                                             December 31, 2002    September 30, 2002    June 30, 2002       March 31, 2002
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                      $ (7,583,868)         $20,470,126         $28,166,096       $ (8,085,389)

Net Income (loss)                               $ (7,598,868)         $20,457,626         $28,154,846       $ (8,096,639)

Increase (decrease) in Net Asset
 Value per Unit                                    $ (125.14)            $ 308.13            $ 355.22          $ ( 92.88)


                                               For the period       For the period     For the period    For the period
                                                    from                 from               from              from
                                               October 1, 2001       July 1, 2001       April 1, 2001    January 26, 2001
                                                     to                   to                 to                to
                                             December 31, 2001    September 30, 2001    June 30, 2001     March 31, 2001
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                      $ (2,262,278)         $ 5,561,450      $ (11,365,758)     $ 14,432,783

Net Income (loss)                               $ (2,307,278)         $ 5,561,450      $ (11,365,758)     $ 14,432,783

Increase (decrease) in Net Asset
 Value per Unit                                     $ (49.16)             $ 62.24          $ (125.04)         $ 157.78


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.

     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 2002, SSB earned $1,874,426 in brokerage commissions and clearing fees. The Advisor earned $620,986 in management fees during 2002. During the year ended December 31, 2002, the General Partner earned $310,492 in administrative fees. The Advisor did not earn an incentive fee in the year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 451.3070 (2.9%) Units of partnership interest as of December 31, 2002.

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

Item 14. Control and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) Financial Statements: Statement of Financial Condition at December 31, 2002 and 2001.

                    Statement of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

                    Statement of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

                    (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 2002.

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

                    10.7 - Letter  from the  General  Partner to John W. Henry &
                         Company, Inc. extending Management Agreement for 1998 (previously filed).

                    10.8 - Letter  from the  General  Partner to John W. Henry &
                         Company, Inc. extending Management Agreement for 1999 (previously filed).

                    10.9 - Letter  from the  General  Partner to John W. Henry &
                         Company, Inc. extending Management Agreement for 2000 (previously filed).

                    10.10- Letter  from the  General  Partner to John W. Henry &
                         Company, Inc. extending Management Agreement for 2001 (previously filed).

                    10.11- Letter  from the  General  Partner to John W. Henry &
                         Company, Inc. extending Management Agreement for 2002 (filed herein).

                    99.1 Certificate of Chief Executive Officer.

                    99.2 Certificate of Chief Financial Officer.

          (b) Report on Form 8-K: None filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of March 2003.


SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:       Smith Barney Futures Management LLC
          (General Partner)



By   /s/  David J. Vogel
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                            /s/ Shelley Ullman
    David J. Vogel                                Director
    Director, Principal Executive
    Officer and President



/s/ Maureen O'Toole                           /s/ Steve J. Keltz
    Maureen O'Toole                               Secretary and Director
    Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

    TYPE>                            EX-27
    DESCRIPTION>                     FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                             5
CIK>                                 0001013167
NAME>                                Smith Barney Mid-West Futures Fund L.P. II

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                      28,212,288
SECURITIES>                                                    19,882
RECEIVABLES>                                                   21,819
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            28,253,989
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              28,253,989
CURRENT-LIABILITIES>                                          432,319
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  27,821,670
TOTAL-LIABILITY-AND-EQUITY>                                28,253,989
SALES>                                                              0
TOTAL-REVENUES>                                            11,043,525
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                             2,846,994
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                              8,196,531
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                 8,196,531
EPS-PRIMARY>                                                   431.46
EPS-DILUTED>                                                        0