Form 10-Q
period 2003-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2003-05-14
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number 0-28336

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                      13-3772374
       --------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
          --------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
          --------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                Yes       No  X

                  SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                         Page
                                                                        Number

PART I - Financial Information:

           Item 1. Financial Statements:
                   Statements of Financial Condition at
                   March 31, 2003 and December 31,
                   2002 (unaudited).                                       3

                   Statements of Income and Expenses
                   and Partners' Capital for the three
                   months ended March 31, 2003 and 2002
                   (unaudited).                                            4

                   Notes to Financial Statements
                   including the Financial Statements
                   of JWH Strategic Allocation Master
                   Fund LLC (unaudited).                                 5 - 15

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           16 - 19

           Item 3. Quantitative and Qualitative
                   Disclosures of Market Risk                           20 - 21

           Item 4. Controls and Procedures                                 22

PART II - Other Information                                                23

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                     March 31,    December 31,
                                                                       2003          2002
                                                                     -----------------------
ASSETS:
  Investment in Master, at fair value                                $31,816,139   $28,212,288
  Cash                                                                    32,040        19,882
                                                                     -----------   -----------
                                                                      31,848,179    28,232,170
Interest receivable                                                       25,133        21,819
                                                                     -----------   -----------
                                                                     $31,873,312   $28,253,989
                                                                     ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                        $   159,367   $   141,270
  Management fees                                                         52,798        46,812
  Administrative fees                                                     26,399        23,406
  Incentive fees                                                         178,139          --
  Other                                                                   35,311        25,498
 Redemptions payable                                                   1,012,385       195,333
                                                                     -----------   -----------
                                                                       1,464,399       432,319
                                                                     -----------   -----------
Partners' Capital:
General Partner, 401.3070  and 451.3070
Unit equivalents outstanding in 2003
and 2002                                                                 825,256       809,275
Limited Partners, 14,436.0349 and 15,063.9866
  Units of Limited Partnership Interest
  outstanding in 2003 and 2002, respectively                          29,583,657    27,012,395
                                                                     -----------   -----------
                                                                      30,408,913    27,821,670
                                                                     -----------   -----------
                                                                     $31,873,312   $28,253,989
                                                                     ===========   ===========

See Accompanying Notes to Unaudited Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                         2003              2002
                                                         ----------------------
Income:
  Realized gains (losses) on closed positions and   $  8,909,117    $ (1,347,036)
    foreign currencies from Master
  Change in unrealized losses on open positions
    from Master                                       (3,906,731)     (1,670,399)
  Expenses allocated from Master                         (14,285)        (27,422)
                                                    ------------    ------------
                                                       4,988,101      (3,044,857)
  Interest income                                         68,578         110,628
                                                    ------------    ------------
                                                       5,056,679      (2,934,229)
                                                    ------------    ------------

Expenses:
  Brokerage commissions                                  507,461         500,487
  Management fees                                        164,996         165,723
  Administrative fees                                     82,498          82,861
  Incentive fees                                         178,139            --
  Other expenses                                           9,812           8,564
                                                    ------------    ------------
                                                         942,906         757,635
                                                    ------------    ------------

  Net income (loss)                                    4,113,773      (3,691,864)
  Redemptions                                         (1,526,530)     (2,136,157)
                                                    ------------    ------------
  Net increase (decrease) in Partners' capital         2,587,243      (5,828,021)

Partners' capital, beginning of period                27,821,670      35,778,970
                                                    ------------    ------------

Partners' capital, end of period                    $ 30,408,913    $ 29,950,949
                                                    ------------    ------------

Net asset value per Unit
  (14,837.3419 and 24,614.0483 Units outstanding
  at March 31, 2003 and 2002, respectively)         $   2,056.42    $   1,216.82
                                                    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     263.24    $    (144.90)
                                                    ------------    ------------


See Accompanying Notes to Unaudited Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

1. General:

     Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading operations on September 1, 1994. From September 1, 1994 through January 25, 2002, the Partnership engaged directly in the trading of commodity interests.

     Effective January 26, 2002, the Partnership transferred substantially all of its assets as a tax-free transfer to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member for 42,510.5077 Units of the Master and a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC (the "General Partner"), is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of March 31, 2003, the Partnership owns approximately 30% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital and Condensed Schedules of Investments are included herein.

     The Partnership's and the Master's commodity broker is Citigroup Managed Futures LLC. On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"),

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)


formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     As of March 31, 2003, all trading decisions for the Partnership are made by the Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     The  Master's  Statement  of  Financial  Condition  at March  31,  2003 and
December 31, 2002, Condensed Schedule of Investments at March 31, 2003 and December 31, 2002, and its Statement of Income and Expenses and Members' Capital for the three months ended March 31, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (unaudited)

                                         March 31,        December 31,
                                           2003            2002
ASSETS:

Equity in commodity futures
 trading account:
Cash (restricted $9,942,044 and
 $15,044,312 in 2003 and 2002,
 respectively)                      $ 109,176,581    $  81,112,283
Net unrealized (depreciation)
 appreciation on open positions *      (3,779,589)       9,394,955
                                  ---------------    -------------
                                    $ 105,396,992    $  90,507,238
                                  ===============  ===============

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:

Accrued expenses:
Professional fees                   $      62,823    $      47,823
                                  ---------------    -------------
                                           62,823           47,823
                                  ---------------    -------------
Members' Capital:

Members' capital 60,007.7063 and
 60,664.1530 Units outstanding in
 2003 and 2002, respectively          105,334,169       90,459,415
                                  ---------------    -------------
                                    $ 105,396,992    $  90,507,238
                                  ===============  ===============


* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.

                       SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2003
                                   (Unaudited)

Sector                                                 Contract                                           Fair Value
----------------------------------------     ------------------------------                              ------------
Currencies
                                             Unrealized depreciation on forward contracts (4.30)%       $ (4,538,865)
                                             Unrealized appreciation on forward contracts 1.71%            1,809,321
                                                                                                          ----------
   Total Currencies - (2.59)%                                                                             (2,729,544)
                                                                                                          ----------

Energy
                                             Futures contracts sold  (0.17)%                                (180,840)
                                             Futures contracts purchased  (0.66)%                           (695,498)
                                                                                                           ----------
   Total Energy - (0.83)%                                                                                   (876,338)
                                                                                                           ----------
Grains
                                             Futures contracts sold  (0.02)%                                 (19,607)
                                             Futures contracts purchased  (0.06)%                            (59,712)
                                                                                                            ---------
   Total Grains - (0.08)%                                                                                    (79,319)
                                                                                                             --------
Interest Rates Non-U.S.
                                             Futures contracts sold  0.23%                                   240,187
                                             Futures contracts purchased  (0.62)%                           (651,697)
                                                                                                            ---------
   Total Interest Rates Non - U.S. - (0.39)%                                                                (411,510)
                                                                                                           ----------

Total Interest Rates - 0.15%                 Futures contracts purchased  0.15%                              158,640
                                                                                                            ---------

Total Livestock - (0.00)%*                   Futures contracts purchased  (0.00)%*                            (2,720)
                                                                                                             --------
Metals

                                             Futures contracts sold  0.12%                                   125,735

                                             Unrealized depreciation on forward contracts (1.41)%         (1,483,343)
                                             Unrealized appreciation on forward contracts  1.11%           1,169,270
                                                                                                           ---------
                                                 Total forward contracts (0.30)%                            (314,073)
                                                                                                           ---------
   Total Metals - (0.18)%                                                                                   (188,338)
                                                                                                           ---------

Softs                                        Futures contracts sold  0.03%                                    36,841
                                             Futures contracts purchased  (0.04)%                            (41,277)
                                                                                                           ---------
  Total Softs - (0.01)%                                                                                       (4,436)
                                                                                                            --------
Indices
                                             Futures contracts sold  (0.05)%                                 (58,960)
                                             Futures contracts purchased  0.39%                              412,936
                                                                                                           ---------
   Total Indices - 0.34%                                                                                     353,976
                                                                                                           ---------

Total Fair Value - (3.59)%                                                                              $ (3,779,589)
                                                                                                        =============

Country Composition                            Investments at                     % of Investments at
                                                   Fair Value                          Fair Value
----------------------------------------     ------------------------------       ---------------------------
Australia                                                       $ (224,036)                      (5.93)%
Canada                                                             (14,246)                      (0.38)
Germany                                                           (430,884)                     (11.40)
Japan                                                              699,560                       18.51
United Kingdom                                                    (468,301)                     (12.39)
United States                                                   (3,341,682)                     (88.41)
                                             ------------------------------         ------------------
                                                              $ (3,779,589)                    (100.00)%
                                             ==============================         ==================



Percentages are based on Masters' capital unless otherwise indicated *Due to rounding

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)

                                                  FOR THE              FOR THE
                                                   THREE                THREE
                                                MONTHS ENDED        MONTHS ENDED
                                                  MARCH 31,            MARCH 31,
                                             -----------------------------------
                                                   2003                  2002
                                             -----------------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions
  and foreign currencies                        $  29,338,717    $  (3,507,955)
  Change in unrealized losses on open
   positions                                      (13,174,544)      (4,516,189)
                                                -------------    -------------
                                                   16,164,173       (8,024,144)
                                                -------------    -------------



Expenses:
   Clearing fees                                       63,149           61,245
   Other expenses                                      15,000           11,250
                                                -------------    -------------
                                                       78,149           72,495
                                                -------------    -------------


  Net income (loss)                                16,086,024       (8,096,639)
  Additions                                         1,700,000        1,537,008
  Redemptions                                      (2,911,270)      (4,728,875)
                                                -------------    -------------
  Net increase (decrease) in Members' capital      14,874,754      (11,288,506)

Members' capital, beginning of period              90,459,415       93,677,938
                                                -------------    -------------

Members' capital, end of period                 $ 105,334,169    $  82,389,432
                                                -------------    -------------


                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

2.     Financial Highlights:

     Changes in the Partnership's net asset value per Unit for the three months ended March 31, 2003 and 2002 were as follows:

                                                THREE-MONTHS ENDED
                                                      MARCH 31,
                                                2003            2002

Net realized and unrealized
 gains(losses) *                          $     286.76  $    (139.04)
Interest income                                   4.44          4.30
Expenses **                                     (27.96)       (10.16)
                                             ----------     ---------
Increase(decrease) for period                   263.24       (144.90)
Net Asset Value per Unit,
 beginning of period                          1,793.18      1,361.72
                                             ----------     ---------
Net Asset Value per Unit,
  end of period                           $   2,056.42  $   1,216.82
                                            ==========    ==========
*   Includes brokerage commissions
**  Excludes brokerage commissions

Ratios to average net assets: ***
   Net investment loss before incentive
    fees ****                                    (9.3)%        (8.2)%
                                            ==========    ==========

   Operating expenses                            10.2%          9.6%
   Incentive fees                                 2.3%          0.0%
                                            ----------     ---------
   Total expenses                                12.5%          9.6%
                                            ==========    ==========
Total return:
   Total return before incentive fees            15.3%        (10.6)%
   Incentive fees                                (0.6)%         0.0%
                                             ----------     ---------
   Total return after incentive fees             14.7%        (10.6)%
                                             ==========    ==========

***      Annualized
****     Interest income less total expenses (exclusive of incentive  fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Financial Highlights of the Master:

                                                THREE-MONTHS ENDED
                                                      MARCH 31,
                                                2003            2002
Ratio to average net assets:

Net investment loss                              (0.3)%           (0.3)%
Operating expenses*                               0.3%             0.3%
Total return                                     17.7%            (8.9)%

*Excludes clearing fees
     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

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

     The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the three months ended March 31, 2003 and December 31, 2002, based on a monthly calculation, were $13,091,372 and $9,163,093, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2003 and December 31, 2002, was $(3,779,589) and $9,394,955, respectively.

4. Financial Instrument Risk:

     The Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business.

     In the  normal  course of its  business  the  Master is party to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options (but not currently) whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amount of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

     The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2003.
     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, Partnership capital increased 9.3% from $27,821,670 to $30,408,913. This increase was attributable to net income from operations of $4,113,773 which was partially offset by the redemption of 627.9517 Units of Limited Partnership Interest resulting in an outflow of $1,423,709 and 50.0000 General Partner Unit equivalents totaling $102,821. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003 the Master's capital increased 16.4% from $90,459,415 to $105,334,169. This increase was attributable to net income from operations of $16,086,024, coupled with additional sales of 1,000.7090 Units totaling $1,700,000, which was partially offset by the redemption of 1,657.1559 Units resulting in an outflow of $2,911,270. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2003, the net asset value per unit increased 14.7% from $1,793.18 to $2,056.42 as compared to a decrease of 10.6% in the first quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $5,002,386. Gains were primarily attributable to the Master's trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, indices and softs and were partially offset by losses in grains, livestock and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $3,017,435. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, U.S. interest rates, indices and softs and were partially offset by gains in energy, non-U.S. interest rates, livestock and metals.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2003 decreased by $42,050 as compared to the corresponding period in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2003 decreased by $6,481 as compared to the corresponding period in 2002. The decrease in brokerage commissions is due to average lower net assets during the three months ended March 31, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2003 decreased by $727 as compared to the corresponding period in 2002. The decrease in management fees is due to average lower net assets during the three months ended March 31, 2003 as compared to 2002.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2003 decreased by $363 as compared to the corresponding period in 2002. The decrease in administrative fees is due to average lower net assets during the three months ended March 31, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2003 and 2002 resulted in incentive fees of $178,139 and $0, respectively.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2003 and the highest and lowest value at any point during the three months ended March 31, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2003, the Master's total capitalization was $105,334,169. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002,

                                 March 31, 2003
                                   (Unaudited)

                                                                        Year  to Date
                                              % of Total             High            Low
Market Sector                Value at Risk   Capitalization     Value at Risk    Value at Risk
-----------------------------------------------------------------------------------------------
Currencies:
- OTC Contracts                 $2,217,018      2.10%             $6,539,137       $1,910,405
Energy                           2,271,200      2.16%              5,657,200        1,837,000
Grains                             229,400      0.22%                400,525          152,175
Interest Rates U.S.                435,300      0.41%              1,513,250          432,150
Interest Rates Non-U.S.          1,772,809      1.68%              4,106,508        1,228,573
Livestock                           10,200      0.01%                 18,700            9,350
Metals:
 - Exchange Traded Contracts       330,000      0.31%                696,500          261,500
 - OTC Contracts                   311,475      0.30%                559,875          176,400
Softs                              304,746      0.29%                711,078          295,046
Indices                          1,032,346      0.98%              1,807,039          804,240
                                ----------  ---------
Total                           $8,914,494      8.46%
                                ==========  ==========

Item 4. Controls and Procedures

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters:

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

          On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

          On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

          By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

      (a) Exhibit - 99.1 Certificate of President and Director.
          Exhibit - 99.2 Certificate of Chief Financial Officer and Director.

      (b) Reports on Form 8-K -  None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II


By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
          David J. Vogel
          President and Director


Date:  5/14/03

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
           (General Partner)

By:   /s/ David J. Vogel
          David J. Vogel
          President and Director


Date:  5/14/03


By:   /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director


Date: 5/14/03

                                  CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Mid-West Futures Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ David J. Vogel
--------------------
David J. Vogel
President and Director

                                  Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: May   14 , 2003

/s/ David J. Vogel
--------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Mid-West Futures Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Daniel R. McAuliffe Jr.
--------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director

                                  Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date: May 14, 2003

/s/ Daniel R. McAuliffe Jr.
--------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director