Form 10-Q
period 2003-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2003-11-13
CIK 1013167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 0-28336

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)

          New York                               13-3772374
  (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)             Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)


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

                                                                      Page
                                                                     Number

PART I - Financial Information:

     Item 1. Financial Statements:
             Statements of Financial Condition at
             September 30, 2003 and December 31,
             2002 (unaudited).                                          3

             Statements of Income and Expenses
             and Partners' Capital for the three
             and nine months ended September 30, 2003
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

                                     PART I

                          Item 1. Financial Statements

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                           September 30,    December 31,
                                                               2003           2002
                                                           --------------------------
ASSETS:
  Investment in Master, at fair value                       $26,129,145   $28,234,107
  Cash                                                           12,041        19,882
                                                            -----------   -----------
                                                            $26,141,186   $28,253,989
                                                            ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                               $   130,706   $   141,270
  Management fees                                                43,323        46,812
  Administrative fees                                            21,661        23,406
  Other                                                          16,932        25,498
 Redemptions payable                                               --         195,333
                                                            -----------   -----------
                                                                212,622       432,319
                                                            -----------   -----------

Partners' Capital:
General Partner, 401.3070 and 451.3070 Unit
   equivalents outstanding in 2002 and 2003, respectively       731,956       809,275
Limited Partners, 13,814.4887 and 15,063.9866
  Redeemable Units of Limited partnership Interest
   outstanding in 2003 and 2002, respectively
                                                             25,196,608    27,012,395
                                                            -----------   -----------
                                                             25,928,564    27,821,670
                                                            -----------   -----------
                                                            $26,141,186   $28,253,989
                                                            ===========   ===========

See Accompanying Notes to Unaudited Financial Statements.

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------             ---------------------
                                                                   2003             2002             2003           2002
                                                               -------------------------           -----------------------
Income:
  Realized gains (losses) on closed positions from Master      $ (5,092,062)   $  9,341,811    $  3,871,377    $ 12,235,099
  Change in unrealized gains (losses) on open positions
    from Master                                                   3,422,146      (2,781,743)       (876,639)        973,177
  Expenses allocated from Master                                    (30,655)        (10,476)        (60,602)        (40,309)

  Interest income allocated from Master                              51,623          94,053         189,872         297,676
                                                               ------------    ------------    ------------    ------------
                                                                 (1,648,948)      6,643,645       3,124,008      13,465,643
                                                               ------------    ------------    ------------    ------------
Expenses:
  Brokerage commissions                                             419,506         484,687       1,409,653       1,484,481
  Management fees                                                   138,995         158,167         459,429         481,102
  Administrative fees                                                69,497          79,083         229,714         240,550
  Incentive fees                                                       --              --           178,139            --
  Other expenses                                                     11,432           8,598          31,058          25,656
                                                               ------------    ------------    ------------    ------------
                                                                    639,430         730,535       2,307,993       2,231,789
                                                               ------------    ------------    ------------    ------------

  Net income (loss)                                              (2,288,378)      5,913,110         816,015      11,233,854

  Redemptions - Limited Partners                                   (229,744)     (4,858,075)     (2,606,300)    (15,200,149)
              - General Partners                                       --          (279,773)       (102,821)       (279,773)
                                                               ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   (2,518,122)        775,262      (1,893,106)     (4,246,068)

Partners' capital, beginning of period                           28,446,686      30,754,640      27,821,670      35,778,970
                                                               ------------    ------------    ------------    ------------

Partners' capital, end of period                               $ 25,928,564    $ 31,532,902    $ 25,928,564    $ 31,532,902
                                                               ------------    ------------    ------------    ------------

Net asset value per Redeemable Unit
  (14,215.7957 and 15,897.9570 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $   1,823.93    $   1,983.46    $   1,823.93    $   1,983.46
                                                               ------------    ------------    ------------    ------------

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $    (161.12)   $     345.91    $      30.75    $     621.74
                                                               ------------    ------------    ------------    ------------

See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets as a tax-free transfer to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member for 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC (the "General Partner"), is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of September 30, 2003, the Partnership owns approximately 18.6% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital and Condensed Schedules of Investments are included herein.

     The Partnership's and the Master's commodity broker is Citigroup Managed Futures LLC. On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of

                                                                     (Continued)

                 Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2003, all trading decisions for the Partnership are made by the Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                      Smith Barney Mid-West Futures Fund L.P.II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition as of September 30, 2003 and December 31, 2002, Condensed Schedules of Investments at September 30, 2003 and December 31, 2002, and its Statements of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                   September 30,    December 31,
                                                 -----------        -----------
                                                      2003                 2002
ASSETS:

Equity in commodity futures
 trading account:
Cash (restricted $28,863,395 and
 $15,044,312 in 2003 and 2002,
 respectively)                                  $ 134,964,930      $  81,112,283
Net unrealized appreciation
 (depreciation) on open futures
 positions                                           (299,900)         4,544,545
Unrealized appreciation on open
 forward contracts                                 19,650,578          7,528,350
Interest receivable                                   112,345           110,522_
                                                 ------------        -----------
                                                $ 154,427,953      $  93,295,700

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Unrealized depreciation on open
 forward contracts                              $  13,494,209      $   2,677,940

Accrued expenses:
Professional fees                                      64,623             47,823
Distribution payable                                  112,345           110,522_
                                                  -----------        -----------
                                                   13,671,177         2,836,285_
                                                 ------------        -----------
Members' Capital:

Members' capital 86,727,6842 and
 60,664.1530 Redeemable Units
 outstanding in 2003 and 2002,
 respectively                                     140,756,776         90,459,415
                                                 ------------        -----------
                                                $ 154,427,953      $  93,295,700
                                                 ============        ===========

                         Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

                                                Number of
Sector                                          Contracts   Contract                                                   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Currencies
                                                           Unrealized depreciation on forward contracts (8.80)%
                                               114,874,975 CHF/USD - 3.20%  Dec, 2003                                $ (4,500,575)
                                                47,308,831 GBP/USD - 2.42%  Dec. 2003                                  (3,402,480)
                                                93,302,000 EUR/USD - 2.44%  Dec. 2003                                  (3,435,679)
                                                           Other  - 0.74%                                              (1,047,816)
                                                                                                                    --------------
                                                           Total Unrealized Depreciation on forward contracts         (12,386,550)

                                                           Unrealized appreciation on forward contracts 13.25%
                                            25,733,355,765 JPY/USD - 6.94%  Dec.  2003                                  9,771,594
                                               200,481,975 CHF/USD - 2.40% Dec.  2003                                   3,383,384
                                                           Other - 3.91%                                                5,502,167
                                                                                                                    --------------
                                                           Total Unrealized appreciation on forward contracts          18,657,145
                                                                                                                    --------------
   Total Currencies  4.45%                                                                                              6,270,595
                                                                                                                    --------------

Total Energy  (1.13)%                                     Futures contracts sold  (1.13)%                              (1,592,549)
                                                                                                                     --------------

Total Grains 0.67%                                       Futures contracts purchased  0.67%                               936,837
                                                                                                                    --------------

Interest Rates Non-U.S.
                                                           Futures contracts sold  (1.73)%                             (2,433,074)
                                                           Futures contracts purchased  0.60%                             843,084
                                                                                                                    --------------
   Total Interest Rates Non-U.S. 1.13)%                                                                                (1,589,990)
                                                                                                                    --------------

Total Interest Rates1.09%                               Futures contracts purchased  1.09%                              1,540,874
                                                                                                                    --------------

Total Livestock  (0.01)%                                  Futures contracts purchased  (0.01)%                            (10,130)
                                                                                                                    --------------
Metals

                                                           Futures contracts purchased  1.08%                           1,516,558

                                                           Unrealized depreciation on forward contracts (0.79)%        (1,107,659)
                                                           Unrealized appreciation on forward contracts  0.71%            993,433
                                                                                                                    --------------
                                                               Total forward contracts (0.08)%                           (114,226)
                                                                                                                    --------------
   Total Metals 1.00%                                                                                                  1,402,332
                                                                                                                    --------------

Softs                                                      Futures contracts sold  (0.05)%                                (74,248)
                                                           Futures contracts purchased  0.02%                              24,700
                                                                                                                   --------------
  Total Softs  (0.03)%                                                                                                    (49,548)
                                                                                                                    --------------
Indices
                                                           Futures contracts sold  0.09%                                  124,758
                                                           Futures contracts purchased  (0.84)%                        (1,176,710)
                                                                                                                    --------------
   Total Indices  (0.75)%                                                                                              (1,051,952)
                                                                                                                    --------------
Total Fair Value 4.16%                                                                                                $ 5,856,469
                                                                                                                    ==============
Country Composition                                   Investments at Fair Value               % of Investments at Fair Value
---------------------                        -----------------------------------                ------------------------
Australia                                                            $ (140,711)                                  (2.40)
Canada                                                                   62,099                                    1.06
Germany                                                                 755,109                                   12.89
Japan                                                                (3,225,184)                                 (55.07)
United Kingdom                                                         (732,466)                                 (12.51)
United States                                                         9,137,622                                  156.03
                                             -----------------------------------                ------------------------
                                                                    $ 5,856,469                                  100.00
                                             ===================================                ========================

Percentages are based on Masters' capital unless otherwise indicated
* Due to rounding

                         Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                              -------------    -------------    -------------    -------------
                                                                     2003             2002              2003            2002
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses)  on closed positions
  and foreign currencies                                       $ (27,286,229)   $  29,165,921    $   3,915,850    $  38,355,049
  Change in unrealized gains (losses)  on open
   positions                                                      18,232,797       (8,652,597)      (3,538,486)       2,366,387
                                                               -------------    -------------    -------------    -------------
  Net realized and unrealized gains (losses)                      (9,053,432)      20,513,324          377,364       40,721,436
  Interest Income                                                    323,025          329,754          898,864          935,725
                                                               -------------    -------------    -------------    -------------
                                                                  (8,730,407)      20,843,078        1,276,228       41,657,161
                                                               -------------    -------------    -------------    -------------
Expenses:
  Clearing fees                                                      149,099           43,198          322,005          170,603
  Other expenses                                                      15,000           12,500           45,000           35,000
                                                               -------------    -------------    -------------    -------------
                                                                     164,099           55,698          367,005          205,603
                                                               -------------    -------------    -------------    -------------


  Net income (loss)                                               (8,894,506)      20,787,380          909,223       41,451,558

  Additions                                                        6,425,000          401,919       61,407,545        2,038,927
  Redemptions                                                     (3,390,670)     (24,454,971)     (11,120,543)     (37,235,195)
  Distribution of Interest to Feeder Funds                          (323,025)        (329,754)        (898,864)        (935,725)
                                                               -------------    -------------    -------------    -------------
  Net increase (decrease) in Members' capital                     (6,183,201)      (3,595,426)      50,297,361        5,319,565

Members' capital, beginning of period                            146,939,977      102,592,929       90,459,415       93,677,938
                                                               -------------    -------------    -------------    -------------

Members' capital, end of period                                $ 140,756,776    $  98,997,503    $ 140,756,776    $  98,997,503
                                                               -------------    -------------    -------------    -------------
Net asset value per Redeemable Unit
  ( 86,727.6842 and 61,249.8402 Redeemable Units outstanding
    in September 30, 2003 and 2002, respectively)              $    1,622.97    $    1,616.29    $    1,622.97    $    1,616.29
                                                               -------------    -------------    -------------    -------------

Net income (loss) per Redeemable Unit of Member Interest       $     (102.73)   $      313.15    $      144.20    $      582.65
                                                               -------------    -------------    -------------    -------------


                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                        THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      --------     -------       --------     --------
                                       2003         2002          2003          2002
Net realized and unrealized
  gains(losses) *                $    (149.14)$     355.13 $      77.85 $     643.77

Interest income                          3.62         5.57        12.80        14.00
Expenses  **                           (15.60)      (14.79)      (59.90)      (36.03)
                                      --------     -------     --------     --------
Increase(decrease) for period         (161.12)      345.91        30.75       621.74

Net Asset Value per Redeemable
 Unit, beginning of period           1,985.05     1,673.55     1,793.18     1,361.72
                                     --------     -------     --------     --------
Net Asset Value per Redeemable
 Unit, end of period             $   1,823.93 $   1,983.46 $   1,823.93 $   1,983.46
                                   ===========    =========   ==========  ==========


*       Includes expenses allocated from Master.
**      Excludes expenses allocated from Master.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:


                                    THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                     -------- -------  -------- --------
                                       2003     2002       2003    2002
Ratio to average net assets: ***

   Net investment loss before
    incentive fees    ****             (8.8)%   (8.5)%   (8.9)%  (8.6)%
                                      =======  ======    ======  ======
   Operating expenses                   9.1%     9.8%     9.5%    9.9%
   Incentive fees                       0.0%     0.0%     0.8%    0.0%
                                     -------- -------   ------  -------
   Total expenses                       9.1%     9.8%    10.3%    9.9%
                                     =======  ======    ======  ======
Total return:

   Total return before incentive fees (8.1)%   20.7%     2.4%    45.7%
   Incentive fees                      0.0%     0.0%    (0.7)%    0.0%
                                     ------   -----     ------  ------
   Total return after incentive fees  (8.1)%   20.7%     1.7%    45.7%
                                     =======  ======    ======  ======

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)


Financial Highlights of the Master:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                     THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                    -----------------------   ---------------------
                                       2003          2002          2003       2002
Net realized and unrealized
  gains(losses) *               $    (106.28)$     308.32 $     132.48 $     570.93

Interest income                         3.72         5.02        12.38        12.18
Expenses **                            (0.17)       (0.19)       (0.66)       (0.46)
                                      ------       ------       ------       ------
Increase(decrease) for period        (102.73)      313.15       144.20       582.65

Distributions                          (3.72)       (5.02)      (12.38)      (12.18)
Net Asset Value per
 Unit, beginning of period          1,729.42     1,308.16     1,491.15     1,045.82
                                     ------        ------       ------        ------
Net Asset Value per
 Unit, end of period            $   1,622.97 $   1,616.29 $   1,622.97 $   1,616.29
                                     ======        ======       ======      ======


*       Includes brokerage commissions.
**       Excludes brokerage commissions.

                      Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


Financial Highlights of the Master:

                                 THREE-MONTHS ENDED  NINE-MONTH ENDED
                                    SEPTEMBER 30,     SEPTEMBER 30,
                                   2003     2002     2003     2002
Ratio to average net assets: *

   Net investment income           0.4%     1.3%      0.6%    1.3%

   Operating expenses **           0.0%     0.2%      0.0%    0.3%

Total return                      (5.9)%   23.9%      9.7%   55.7%

*     Annualized
**    Excludes clearing fees


     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $4,767,715 and $9,163,093, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $5,856,469 and $9,394,955, respectively.

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

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of September 30, 2003. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital decreased 6.8% from $27,821,670 to $25,928,564. This decrease was attributable to the redemption of 1,249.4979 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,606,300 and 50.0000 General Partner Unit equivalents totaling $102,821 which was partially offset by net income from operations of $816,015. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of it's members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003 the Master's capital increased 55.6% from $90,459,415 to $140,756,776. This increase was attributable to net income from operations of $909,223, coupled with additional sales of 32,316.4752 Units totaling $61,407,545, which was partially offset by the redemption of 6,252.9442 Units resulting in an outflow of $11,120,543 and a distribution of interest of $898,864 paid to the feeders. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 8.1% from $1,985.05 to $1,823.93 as compared to an increase of 20.7% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $1,669,916. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and softs and were partially offset by gains in grains livestock, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $6,560,068. Gains were primarily attributable to the Master's trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by losses in softs and metals.

     During the Partnership's nine months ended September 30 2003, the net asset value per Redeemable Unit increased 1.7% from $1,793.18 to $1,823.93 as compared to an increase of 45.7% for the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $2,994,738. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, grains, metals, and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2002 of $13,208,276. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by losses in metals and softs.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $42,430 and $107,804, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2003 decreased by $65,181 and $74,828, respectively, as compared to the corresponding periods in 2002. The decrease in brokerage commissions is due to average lower net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2003 decreased by $19,172 and $21,673, respectively, as compared to the corresponding periods in 2002. The decrease in management fees is due to average lower net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2003 decreased by $9,586 and $10,836, respectively, as compared to the corresponding periods in 2002. The decrease in administrative fees is due to average lower net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of 0, and $178,139, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2003, the Master's total capitalization was $140,756,776. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                              September 30, 2003
                                   (Unaudited)


                                                  Year        to       Date
                                         % of Total         High         Low            Average
Market Sector           Value at Risk  Capitalization  Value at Risk  Value at Risk  Value at Risk
---------------------------------------------------------------------------------------------------
Currencies:
- OTC Contracts           $ 8,985,950       6.39%     $ 9,118,238    $ 1,910,405      $ 5,934,591
Energy                      5,276,950       3.75%       6,633,674      1,837,000        4,428,361
Grains                        387,150       0.28%         760,425        152,175          467,075
Interest Rates U.S.         1,876,150       1.33%       2,557,100        419,700        1,489,823
Interest Rates Non-U.S      3,983,533       2.83%       6,106,625      1,228,573        3,912,374
Livestock                     118,400       0.08%         121,400          9,350           53,038
Metals:
 --Exchange Traded
   Contracts                1,321,000       0.94%       2,120,000        198,000          816,389
 - OTC Contracts              496,000       0.35%         734,175        175,800          517,256
Softs                       1,047,218       0.74%         954,065        295,046          658,153
Indices                     2,091,680       1.49%       3,108,627        709,998        2,148,446
                           ----------      ------
Total                     $25,584,031      18.18%
                           ==========      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER
     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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

     (a)  Exhibit   -   31.1   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of Chief financial Officer and Director)

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


Date:  11/13/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. By: Citigroup Managed Futures LLC

     (General Partner)

By:   /s/ David J. Vogel
          David J. Vogel,
          President and Director


Date:  11/13/03


By:   /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director


Date: 11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                         By:   /s/ David J. Vogel
                                                 --------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                  By:   /s/ Daniel R. McAuliffe, Jr.
                                            --------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:   /s/ David J. Vogel
--------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:   /s/ Daniel R. McAuliffe, Jr.
--------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003