Form 10-Q/A
period 2003-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2004-02-26
CIK 1013167

Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition as of September 30, 2003 and December 31, 2002, Condensed Schedule of Investments at September 30, 2003 and December 31, 2002, and its Statements of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                  September 30,     December 31,
                                                       2003               2002
                                                   -----------     -------------

ASSETS:
Equity in commodity futures trading account:
Cash (restricted $28,863,395 and
 $15,044,312 in 2003 and 2002,
 respectively)                                    $ 134,964,930    $  81,112,283
Net unrealized appreciation
 (depreciation) on open futures
 positions                                             (299,900)       4,544,545
Unrealized appreciation on open
 forward contracts                                   19,650,578        7,528,350
Interest receivable                                     112,345           76,955
                                                  -------------    -------------
                                                  $ 154,427,953    $  93,262,133
                                                  =============    =============
LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Unrealized depreciation on open
 forward contracts                                $  13,494,209    $   2,677,940

Accrued expenses:
Professional fees                                        64,623           47,823
Distribution payable                                    112,345           76,955
                                                  -------------    -------------
                                                     13,671,177        2,802,718
                                                  -------------    -------------
Members' Capital:

Members' capital 86,727.6842 and
 60,664.1530 Redeemable Units
 outstanding in 2003 and 2002,
 respectively                                       140,756,776       90,459,415
                                                  -------------    -------------
                                                  $ 154,427,953    $  93,262,133
                                                  =============    =============