Form 10-K/A
period 2003-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2004-03-23
CIK 1013167

PricewaterhouseCoppers LLP

                                                     PricewaterhouseCoopers LLP
                                                     1177 Avenue of the Americas
                                                     New York   NY 10036
                                                     Telephone (646) 471 4000
                                                     Facsmile  (813) 286 6000


March 17, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Smith Barney Mid-West Futures Fund L.P. II

Commissioners:

We have read the statements made by Citigroup Managed Futures LLC (copy attached), which we understand will be filed with the Commissions, pursuant to
Item 9 Form 10- K, as part of the Fund's Form 10-K report for the year ended December 31, 2003.


Very truly yours,

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP

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


Date: March 15, 2004
                                           /s/  David J. Vogel
                                                David J. Vogel
                                                Citigroup Managed Futures LLC
                                                President and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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