Form 10-Q
period 2004-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2004-08-12
CIK 1013167

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2004
                      -------------

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

                                    Yes X     No____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes____   No X

                   SMITH BARNEY MID-WEST FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number
                                                                      -------
PART I - Financial Information:

    Item 1.   Financial Statements:

              Statements of Financial Condition at
              June 30, 2004 and December 31,
              2003 (unaudited).                                          3

              Statements of Income and Expenses
              and Partners' Capital for the three and six
              months ended June 30, 2004
              and 2003 (unaudited).                                      4

              Statements of Cash Flows for the three and six
              months ended June 30, 2004 and 2003                        5
              (unaudited)

              Notes to Financial Statements
              including the Financial Statements
              of JWH Strategic Allocation Master
              Fund LLC (unaudited).                                    6 - 16

    Item 2    Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                              17 - 20

    Item 3    Quantitative and Qualitative
              Disclosures about Market Risk                           21 - 22

    Item 4    Controls and Procedures                                   23

PART II - Other Information                                             24

                                     PART I

                          Item 1. Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)

                                                             June 30,     December 31,
                                                               2004          2003
                                                           -----------   -------------

ASSETS:
Investment in Master, at fair value                        $19,613,206   $26,278,490
Cash                                                            28,412        18,291
                                                           -----------   -----------
                                                           $19,641,618   $26,296,781
                                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accrued expenses:
  Commissions                                              $    98,208   $   131,484
  Management fees                                               32,520        43,570
  Administrative fees                                           16,260        21,785
  Other                                                         31,530        23,126
Redemptions payable                                             80,377       222,481
                                                           -----------   -----------
                                                               258,895       442,446
                                                           -----------   -----------
Partners' capital:
General Partner, 401.3070 Unit equivalents outstanding
 in 2004 and 2003                                              574,627       740,829
Limited Partners, 13,078.9855 and 13,603.9978 Redeemable
 Units of Limited Partnership Interest outstanding in
 2004 and 2003, respectively                                18,808,096    25,113,506
                                                           -----------   -----------
                                                            19,382,723    25,854,335
                                                           -----------   -----------
                                                           $19,641,618   $26,296,781
                                                           ===========   ===========

See Accompanying Notes to Unaudited Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                               ----------------------------     ----------------------------
                                                                     2004             2003             2004          2003
                                                               ----------------------------     ----------------------------
Income:
  Realized gains  (losses) on closed positions from Master      $(4,205,156)        $54,322       $(512,367)     $8,963,439
  Change in unrealized gains (losses) on open positions
    from Master                                                  (2,357,546)       (392,054)     (4,045,683)     (4,298,785)
  Expenses allocated from Master                                    (22,993)        (15,671)        (44,778)        (29,947)
                                                                -----------       ------------    ------------    ------------
                                                                 (6,585,695)       (353,403)     (4,602,828)      4,634,707
  Interest income received from Master                               47,997          69,671          94,275         138,249
                                                                -----------      ------------    ------------    ------------
                                                                 (6,537,698)       (283,732)     (4,508,553)      4,772,956
                                                                -----------      ------------    ------------    ------------

Expenses:
  Brokerage commissions                                             332,768         482,677         747,192         990,147
  Management fees                                                   110,012         155,438         247,316         320,434
  Administrative fees                                                55,005          77,719         123,657         160,217
  Incentive fees                                                         --              --              --         178,139
  Other expenses                                                      9,351           9,814          20,549          19,626
                                                                  ---------    ------------    ------------    ------------
                                                                    507,136         725,648       1,138,714       1,668,563
                                                                 ----------    ------------    ------------    ------------
  Net income (loss)                                              (7,044,834)     (1,009,380)     (5,647,267)      3,104,393
  Redemptions - Limited Partners                                   (432,516)       (952,847)       (824,345)     (2,376,556)
              - General Partner                                          --              --              --        (102,821)
                                                                -----------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   (7,477,350)     (1,962,227)     (6,471,612)        625,016
Partners' capital, beginning of period                           26,860,073      30,408,913      25,854,335      27,821,670
                                                               ------------    ------------    ------------    ------------
Partners' capital, end of period                                $19,382,723     $28,446,686     $19,382,723     $28,446,686
                                                               ============    ============    ============     ===========
Net asset value per  Redeemable Unit
  (13,536.4257 and 14,330.4280 Redeemable Units outstanding
  at June 30, 2004 and 2003, respectively)                        $1,431.89       $1,985.05       $1,431.89       $1,985.05
                                                                ============    ============    ============     ===========
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                     $(514.05)        $(71.37)       $(414.15)        $191.87
                                                                ============    ============    ============     ===========

See Accompanying Notes to Unaudited Financial Statements.

                   Smith Barney Mid-West Futures Fund L.P. II
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                          ---------------------------- -----------------------------
                                                                                2004          2003           2004            2003
                                                                          ---------------------------- -----------------------------
Cash flows from operating activities:
  Net Income (loss(                                                       $ (7,044,834)  $ (1,009,380)   $ (5,647,267)  $ 3,104,393
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Changes in operating assets and liabilities:
               Investment in Master at Fair Value                            7,591,490      2,753,618       6,665,284      (853,547)
            Accrued expenses:
               Increase (decrease) in commissions                              (37,961)       (13,719)        (33,276)        4,378
               Increase (decrease) in management fees                          (12,588)        (4,567)        (11,050)        1,419
               Increase (decrease) administrative fees                          (6,294)        (2,283)         (5,525)          710
               Decrease in incentive fees                                           --       (178,139)             --            --
               Increase (decrease) in other                                     (1,394)         9,814           8,404        19,627
            Increase (decrease) in redemptions payable                         (56,600)      (592,683)       (142,104)      224,369
                                                                          -------------     ----------    ------------   ----------
                    Net cash provided by (used in) operating activities        431,819        962,661         834,466     2,501,349
                                                                          -------------     -----------   ------------   ----------
Cash flows from financing activities:
  Payments for redemptions                                                    (432,516)      (952,847)       (824,345)   (2,479,377)
                                                                          -------------     ----------    ------------    ---------
                    Net change in cash                                            (697)         9,814          10,121        21,972
                    Cash, at beginning of period                                29,109         32,040          18,291        19,882
                                                                          -------------     -----------    ----------    ----------
                    Cash, at end of period                                    $ 28,412       $ 41,854        $ 28,412      $ 41,854
                                                                          =============     ===========    ==========    ==========

See Accompanying Notes to Unaudited Financial Statements

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The General Partner is managing member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2004, the Partnership owns approximately 13.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

     The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     As of June 30, 2004, all trading decisions for the Partnership are made by the Advisor.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

The Master's Statements of Financial Condition and Condensed Schedules of Investments at June 30, 2004 and December 31, 2003 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 were:

                                                                    June 30,           December 31,
                                                                      2004                 2003
                                                                  ------------          ------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $31,772,804 and $31,852,745 in 2004
   and 2003, respectively)                                         $155,073,201         $131,979,502
Net unrealized appreciation on open futures positions                         -            1,477,101
Unrealized appreciation on open forward contracts                     2,938,642           13,496,013
   Interest receivable                                                  378,720               80,717
                                                                   -------------        ------------
                                                                   $158,390,563         $147,033,333
                                                                   ============         ============
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions               $ 5,268,908          $         -
Unrealized depreciation on open forward contracts                    10,323,944            1,799,594
Accrued Expenses:
   Professional fees                                                     86,405               76,405
   Distribution payable                                                 378,720               80,717
                                                                   -------------        ------------
                                                                     16,057,977            1,956,716
                                                                   -------------        ------------
Members' Capital:
Members' capital, 104,820.3576 and 86,435.1829 Units
outstanding in 2004 and 2003, respectively                          142,332,586          145,076,617
                                                                   -------------        ------------
                                                                   $158,390,563         $147,033,333
                                                                   =============        ============

                                       8

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                       Contract                                                           Fair Value
----------                                   ----------                                                       -------------
Currencies
                                             Unrealized depreciation on forward contracts (5.56)%             $(7,914,586)
                                             Unrealized appreciation on forward contracts 1.19%                  1,696,081
   Total Currencies  (4.37)%                                                                                  ------------
                                                                                                               (6,218,505)
                                                                                                              ------------

Total Energy (1.70)%                         Futures contracts sold (1.70)%                                    (2,413,733)
                                                                                                              ------------

Total Grains  0.50%                          Futures contracts purchased  0.50%                                    705,481
                                                                                                              ------------
Interest Rates Non - U.S.
                                             Futures contracts sold (1.95)%                                    (2,769,592)
                                             Futures contracts purchased  (0.14)%                                (199,182)
                                                                                                              ------------
   Total Interest Rates Non - U.S.  (2.09)%                                                                    (2,968,774)
                                                                                                              ------------

Total Interest Rates  (0.53)%                Futures contracts purchased  (0.53)%                                (758,931)
                                                                                                               -----------

Total Livestock  (0.11)%                     Futures contracts purchased  (0.11)%                                (161,440)
                                                                                                               -----------
Metals
                                             Futures contracts sold 0.00%*                                           7,900

                                             Unrealized depreciation on forward contracts (1.69)%              (2,409,358)
                                             Unrealized appreciation on forward contracts 0.87%                  1,242,561
                                                                                                               -----------
                                                 Total forward contracts (0.82)%                               (1,166,797)
                                                                                                               -----------
   Total Metals  (0.82)%                                                                                       (1,158,897)
                                                                                                               -----------
Softs

                                             Futures contracts sold 0.54%                                          769,730
                                             Futures contracts purchased  (0.28)%                                (406,069)
                                                                                                               -----------
  Total Softs  0.26%                                                                                               363,661
                                                                                                               -----------
Indices
                                             Futures contracts sold (0.18)%                                      (256,655)
                                             Futures contracts purchased  0.15%                                    213,583
                                                                                                               -----------
   Total Indices  (0.03)%                                                                                         (43,072)
                                                                                                               -----------
Total Fair Value  (8.89)%                                                                                    $(12,654,210)
                                                                                                               ===========
                                                                                           % of Investments at
Country Composition                                    Investments at Fair Value               Fair Value
-------------------                                    -------------------------               ----------
Australia                                                           $  (143,167)                   (1.13)%
Canada                                                                  (60,780)                   (0.48)
Germany                                                                (614,356)                   (4.86)
Japan                                                                (1,928,123)                  (15.24)
United Kingdom                                                       (1,824,035)                  (14.41)
United States                                                        (8,083,749)                  (63.88)
                                                                  -------------                  -------
                                                                  $ (12,654,210)                 (100.00)%
                                                                   =============                  =======

Percentages are based on Masters' capital unless otherwise indicated
* Due to rounding

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

 Sector                                        Contract                                                        Fair Value
 ------                                        --------                                                        ----------
 Currencies                                     Unrealized appreciation on forward contracts 7.66%            $11,113,632
                                                Unrealized depreciation on forward contracts (1.22)%           (1,771,985)
                                                                                                                ----------
  Total Currencies 6.44%                                                                                        9,341,647
                                                                                                                ---------

 Total Energy 0.90%                             Futures contracts sold 0.90%                                    1,299,873
                                                                                                                ---------

 Total Grains 0.22%                             Futures contracts purchased 0.22%                                 318,552
                                                                                                                ---------

 Interest Rates Non-U.S.                        Futures contracts sold (0.08)%                                   (121,386)
                                                Futures contracts purchased (0.01)%                                (8,299)
                                                                                                                ---------
  Total Interest Rates Non-U.S. (0.09)%                                                                          (129,685)
                                                                                                                ---------

 Total Interest Rates 0.01%                     Futures contracts purchased 0.01%                                  19,950
                                                                                                                ---------

 Livestock                                      Futures contracts sold 0.02%                                       27,750
                                                Futures contracts purchased (0.46)%                              (671,770)
                                                                                                                ---------
  Total Livestock (0.44)%                                                                                        (644,020)
                                                                                                                ---------

 Metals                                         Futures contracts purchased 1.40%                               2,028,135

                                                Unrealized depreciation on forward contracts (0.02)%              (27,609)
                                                Unrealized appreciation on forward contracts 1.64%              2,382,381
                                                                                                                ---------
                                                Total forward contracts 1.62%                                   2,354,772
                                                                                                                ---------
  Total Metals 3.02%                                                                                            4,382,907
                                                                                                                ---------

 Softs                                          Futures contracts sold (0.15)%                                   (212,200)
                                                Futures contracts purchased (0.59)%                              (854,280)
                                                                                                                ---------
  Total Softs (0.74)%                                                                                          (1,066,480)
                                                                                                                ----------

 Indices                                        Futures contracts sold (0.85)%                                 (1,230,359)
                                                Futures contracts purchased 0.61%                                 881,135
                                                                                                                ---------
  Total Indices (0.24)%                                                                                          (349,224)
                                                                                                                ---------

 Total Fair Value 9.08%                                                                                       $13,173,520
                                                                                                              ===========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
-------------------                               ---------------            ---------------
Australia                                             $(106,707)                  (0.81)%
Canada                                                   90,406                    0.69
Germany                                                 468,304                    3.55
Japan                                                (1,350,542)                 (10.25)
United Kingdom                                        2,351,597                   17.85
United States                                        11,720,462                   88.97
                                                    -----------                   ------
                                                    $13,173,520                  100.00%
                                                    ===========                  ======

Percentages are based on Members' capital unless otherwise indicated.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                  ------------------------------    ------------------------------
                                                      2004              2003              2004           2003
                                                  ------------------------------    ------------------------------
Income:
   Net gains (losses) on trading of commodity
    interests:
   Realized gains (losses) on closed positions
    and foreign currencies                       $ (30,580,263)   $   1,863,361    $  (7,699,592)   $  31,202,079
   Change in unrealized gains (losses) on open
    positions                                      (14,418,038)      (8,596,738)     (25,827,730)     (21,771,283)
   Interest income                                     378,720          324,300          696,095          575,839
                                                 -------------    -------------    -------------    -------------
                                                   (44,619,581)      (6,409,077)     (32,831,227)      10,006,635
                                                 -------------    -------------    -------------    -------------
Expenses:
   Clearing fees                                       146,544          109,757          263,244          172,906
   Other expenses                                       15,000           15,000           30,000           30,000
                                                 -------------    -------------    -------------    -------------
                                                       161,544          124,757          293,244          202,906
                                                 -------------    -------------    -------------    -------------
   Net income (loss)                               (44,781,125)      (6,533,834)     (33,124,471)       9,803,729
   Additions                                        20,545,500       53,282,545       37,442,000       54,982,545
   Redemptions                                      (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
   Distribution of Interest to feeder funds           (378,720)        (324,300)        (696,095)        (575,839)
                                                 -------------    -------------    -------------    -------------
   Net (decrease) increase in Members' capital     (27,488,857)      41,605,808       (2,744,031)      56,480,562
Members' capital, beginning of period              169,821,443      105,334,169      145,076,617       90,459,415
                                                 -------------    -------------    -------------    -------------
Members' capital, end of period                  $ 142,332,586    $ 146,939,977    $ 142,332,586    $ 146,939,977
                                                 =============    =============    =============    =============
Net asset value per Redeemable Unit
 (104,820.3576 and 84,964.7936 Units
 outstanding at June 30, 2004 and
 2003, respectively)                             $    1,357.87    $    1,729.42    $    1,357.87    $    1,729.42
                                                 =============    =============    =============    =============
Net income (loss) per Unit of Member Interest    $     (445.69)   $      (21.42)   $     (313.33)   $      246.93
                                                 =============    =============    =============    =============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Three Months ended                 Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------     ----------------------------
                                                               2004            2003            2004            2003
                                                           --------------- ------------     ---------------------------
Cash flows from operating activities:
  Net income (loss)                                         $(44,781,125)     $(6,533,834)    $(33,124,471)      $9,803,729
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation on open futures
        positions                                             19,573,481        4,815,978        6,746,009       10,096,495
       Unrealized appreciation (depreciation) on open
        forward contracts                                      7,294,771         (872,819)      10,557,371        3,676,940
       (Increase) decrease in interest receivable               (255,331)        (324,300)        (298,003)         637,785

       Unrealized appreciation (depreciation) on open
        forward contracts                                    (12,450,213)       4,653,580        8,524,350        7,997,848
      Accrued expenses:
       Increase in professional fees                              12,944           13,600           10,000           28,600
       Increase (decrease) in distribution payable               255,331          324,300          298,003         (637,785)
                                                           -------------    -------------    -------------    -------------
             Net cash provided (used in) by operating
               activities                                    (30,350,142)       2,076,505       (7,286,741)      31,603,612
                                                           -------------    -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from additions                                     20,545,500       53,282,545       37,442,000       54,982,545
  Payments for redemptions                                    (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
  Distribution of interest to feeder funds                      (378,720)        (324,300)        (696,095)        (575,839)
                                                           -------------    -------------    -------------    -------------
             Net cash provided by (used in) by financing
               activities                                     17,292,268       48,139,642       30,380,440       46,676,833
                                                           -------------    -------------    -------------    -------------
             Net change in cash                              (13,057,874)      50,216,147       23,093,699       78,280,445
             Cash, at beginning of period                    168,131,075      109,176,581      131,979,502       81,112,283
                                                           -------------    -------------    -------------    -------------
             Cash, at end of period                         $155,073,201     $159,392,728     $155,073,201     $159,392,728
                                                           =============    =============    =============    =============

                                       12

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                        Three Months Ended          Six Months Ended
                                             June 30,                    June 30,
                                        ------------- ---------    ----------------------
                                           2004          2003        2004         2003
                                         ---------    ---------    ---------    ---------

Net realized and unrealized
gains (losses)*                          $(504.67)     $(59.77)    $(392.33)     $226.99
Interest income                              3.50         4.74         6.82         9.18
Expenses**                                 (12.88)      (16.34)      (28.64)      (44.30)
                                         ---------    ---------    ---------    ---------
Increase (decrease) for the period        (514.05)      (71.37)     (414.15)      191.87
Net Asset Value per Unit,
 beginning of period                     1,945.94     2,056.42     1,846.04     1,793.18
                                        ---------    ---------    ---------    ---------
 Net Asset Value per Unit,
  end of period                         $1,431.89    $1,985.05    $1,431.89    $1,985.05
                                        =========    =========    =========    =========

Ratio to average net assets: ***

Net investment loss before
 incentive fees****                    (8.1)%  (8.9)%   (8.4)%   (9.1)%
                                       ====     ===     ====     ====

Operating expenses                      9.6%    9.9%     9.2%    10.0%
Incentive fees                           --      --       --      1.2%
                                        ----     ---     ----     ----
Total expenses                          9.6%    9.9%     9.2%    11.2%
                                        ====     ===     ====     ====

Total return:
Total return before incentive fees    (26.4)%  (3.5)%  (22.4)%   11.4%
Incentive fees                           --      --       --     (0.7)%
                                       ----     ---     ----     ----
Total return after incentive fees     (26.4)%  (3.5)%  (22.4)%   10.7%
                                       ====     ===     ====     ====

* Includes brokerage commissions
** Excludes brokerage commissions
*** Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

     Changes in Net Asset Value per Unit for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                 June 30,
                                                   ----------------------     ----------------------
                                                      2004          2003         2004         2003
                                                   -----------------------     ---------------------

Net realized and unrealized gains (losses)*        $ (449.32)   $  (25.68)   $ (320.26)   $  238.76
Interest income                                         3.78         4.50         7.24         8.66
Expenses**                                             (0.15)       (0.24)       (0.31)       (0.49)
                                                    --------      -------     ---------    ---------
Increase (decrease) for the period                   (445.69)      (21.42)     (313.33)      246.93
Distributions                                          (3.78)       (4.50)       (7.24)       (8.66)
Net Asset Value per Unit, beginning of period       1,807.34     1,755.34     1,678.44     1,491.15
                                                    --------      -------     ---------    ---------
Net Asset Value per Unit, end of period           $ 1,357.87   $ 1,729.42   $ 1,357.87   $ 1,729.42
                                                   =========    =========     ========     =========

* Includes clearing fees.
 ** Excludes clearing fees.
                                    Three Months ended      Six Months Ended
                                         June 30,               June 30,
                                   -------------------    ----------------------
                                    2004     2003            2004         2003
                                   -------------------    ---------------------

Ratio to average net assets:***
   Net investment income             0.6%    0.6%            0.5%     0.6%
                                    ====     ===             ====     ====

   Operating expenses ****           0.4%    0.1%            0.4%     0.1%
                                    ====     ===            ====     ====

Total return:                      (24.7)%  (1.2)%         (18.7)%   16.6%
                                    ====     ===            ====     ====

*** Annualized
**** Excludes clearing fees

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six months ended June 30, 2004 and the year ended December 31, 2003, based on a monthly calculation, were $(330,542) and $7,057,885, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(12,654,210) and $13,173,520, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

     In the normal course of its business, the Partnership, through the its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amount of the instruments. The Partnership, through the its investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 25.0% from $25,854,335 to $19,382,723. This decrease was attributable to net loss from operations of $5,647,267, coupled with the redemption of 468.8800 Redeemable Units of Limited Partnership Interest resulting in an outflow of $824,345. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004 the Master's capital decreased 1.9% from $145,076,617 to $142,332,586. This decrease was attributable to net loss from operations of $33,124,471, coupled with the redemption of 3,751.7998 Redeemable Units totaling $6,365,465,and the distribution of interest paid to the feeders of $696,095 which was partially offset by the additional sales of 22,136.9745 Redeemable Units resulting in an inflow of $37,442,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the net asset value per unit decreased 26.4% from $1,945.94 to $1,431.89 as compared to a decrease of 3.5% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $6,562,702. Losses were primarily attributable to the Master's trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2003 of $337,732. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in U.S. interest rates and indices.

     During the Partnership's six months ended June 30, 2004 the net asset value per Redeemable unit decreased 22.4% from $1,846.04 to $1,431.89 as compared to an increase of 10.7% for the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $4,558,050. Losses were primarily attributable to the trading of commodity futures in currencies non-U.S. interest rates, metals and indices and were partially offset by gains energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $4,664,654. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices, and were partially offset by losses in grains, livestock, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisor resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

Trading in all market sectors was unprofitable for the Partnership except in the energy sector, the softs and base metals markets. Positions in Japanese currency and interest rate markets, the Euro and gold were the primary contributors to the losses while trading in crude oil, cotton and copper provided some profits for the Partnership.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $21,674 and $43,974, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 decreased by $149,909 and $242,955, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions is due to average lower net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $45,426 and $73,118, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to average lower net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2004 decreased by $22,714 and $36,560, respectively, as compared to the corresponding periods in 2003. The decrease in administrative fees is due to average lower net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2003 resulted in incentive fees of $ 0, and $178,139, respectively. There were no incentive fees earned for the three and six months ended June 30, 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $142,332,586. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.





                                  June 30, 2004
                                   (Unaudited)

                                                                                Three Months Ended June 30, 2004
                                                                         --------------------------------------------
                                                        % of Total             High             Low
Market Sector                        Value at Risk    Capitalization      Value at Risk    Value at Risk     Average
-------------                        -------------    -------------       -------------    -------------     ---------
Currencies:
   OTC                                 $ 9,513,985         6.68%           $ 11,417,143      $ 6,009,165    $ 9,552,812
Energy                                   4,489,970         3.16%              7,148,610        4,489,970      5,984,720
Grains                                     856,875         0.60%              1,167,650          348,320        902,792
Interest Rates U.S.                        988,500         0.70%              2,599,900          562,510      1,948,992
Interest Rates Non -U.S.                 5,711,981         4.01%              7,669,370        3,748,757      5,788,782
Livestock                                  186,400         0.13%                212,200          152,800        199,800
Metals
   Exchange Traded Contracts             1,551,500         1.09%              2,107,500          694,500      1,825,333
   OTC                                   1,214,505         0.85%              1,498,600        1,014,800      1,117,102
Softs                                    1,233,872         0.87%              1,735,047          970,486      1,267,861
Indices                                  2,771,568         1.95%              4,777,732        1,807,427      2,880,159
                                       -----------        -----
Total                                 $ 28,519,156        20.04%
                                      ============        =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004 the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

          On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs       that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004   81.3301                $1,739.71               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004      129.2398                $1,620.90               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004     56.1332                $1,431.89               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           266.7031                $1,597.50               N/A                    N/A
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
          (Certifications of Chief Financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None (b)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SMITH BARNEY MID-WEST FUTURES FUND L.P. II



By:   Citigroup Managed Futures LLC
           (General Partner)



By:   /s/ David J. Vogel
      ------------------
          David J. Vogel
          President and Director


Date: August 12, 2004



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director


Date: August 12, 2004

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

Date: August 12, 2004
                                               /s/ David J. Vogel
                                                   --------------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

Date: August  12, 2004
                                        /s/ Daniel R. McAuliffe, Jr.
                                            -------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ David J. Vogel
------------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

Date: August  12, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 12, 2004