Form 10-Q/A
period 2004-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2004-09-01
CIK 1013167

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
                        Statements of Financial Condition
                                   (Unaudited)

                                                            June 30,     December 31,
                                                             2004           2003
                                                         ------------    ------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $31,772,804 and $31,852,745 in 2004
   and 2003, respectively)                                $155,073,201   $131,979,502
  Net unrealized appreciation on open futures positions             --      1,477,101
  Unrealized appreciation on open forward contracts          2,938,642     13,496,013
  Interest receivable                                          148,989         80,717
                                                          ------------   ------------
                                                          $158,160,832   $147,033,333
                                                          ============   ============
Liabilities and Members' Capital:
Liabilities:
  Net unrealized depreciation on open futures positions   $  5,268,908   $         --
  Unrealized depreciation on open forward contracts         10,323,944      1,799,594
Accrued Expenses:
   Professional fees                                            86,405         76,405
   Distribution payable                                        148,989         80,717
                                                          ------------   ------------
                                                            15,828,246      1,956,716
                                                          ------------   ------------
Members' Capital:
Members' capital, 104,820.3576 and 86,435.1829 Units
 outstanding in 2004 and 2003, respectively                142,332,586    145,076,617
                                                          ------------   ------------
                                                          $158,160,832   $147,033,333
                                                          ============   ============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          JUNE 30,
                                                  ------------------------------    -----------------------------
                                                      2004              2003              2004           2003
                                                  ------------------------------    -----------------------------
Income:
   Net gains (losses) on trading of commodity
    interests:
   Realized gains (losses) on closed positions
    and foreign currencies                       $ (30,580,263)   $   1,863,361    $  (7,699,592)   $  31,202,079
   Change in unrealized gains (losses) on open
    positions                                      (14,418,038)      (8,596,738)     (25,827,730)     (21,771,283)
   Interest income                                     402,630          324,300          726,794          575,839
                                                 -------------    -------------    -------------    -------------
                                                   (44,595,671)      (6,409,077)     (32,800,528)      10,006,635
                                                 -------------    -------------    -------------    -------------
Expenses:
   Clearing fees                                       146,544          109,757          263,244          172,906
   Other expenses                                       15,000           15,000           30,000           30,000
                                                 -------------    -------------    -------------    -------------
                                                       161,544          124,757          293,244          202,906
                                                 -------------    -------------    -------------    -------------
   Net income (loss)                               (44,757,215)      (6,533,834)     (33,093,772)       9,803,729
   Additions                                        20,545,500       53,282,545       37,442,000       54,982,545
   Redemptions                                      (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
   Distribution of Interest to feeder funds           (402,630)        (324,300)        (726,794)        (575,839)
                                                 -------------    -------------    -------------    -------------
   Net (decrease) increase in Members' capital     (27,488,857)      41,605,808       (2,744,031)      56,480,562
Members' capital, beginning of period              169,821,443      105,334,169      145,076,617       90,459,415
                                                 -------------    -------------    -------------    -------------
Members' capital, end of period                  $ 142,332,586    $ 146,939,977    $ 142,332,586    $ 146,939,977
                                                 =============    =============    =============    =============
Net asset value per Redeemable Unit
 (104,820.3576 and 84,964.7936 Units
 outstanding at June 30, 2004 and
 2003, respectively)                             $    1,357.87    $    1,729.42    $    1,357.87    $    1,729.42
                                                 =============    =============    =============    =============
Net income (loss) per Unit of Member Interest    $     (449.47)   $      (21.42)   $     (320.57)   $      246.93
                                                 =============    =============    =============    =============

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                            JWH Strategic Allocation
                                 Master Fund LLC
                            Statements of Cash Flows
                                  June 30, 2004
                                   (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------     ----------------------------
                                                               2004            2003            2004            2003
                                                           --------------- ------------     ---------------------------
Cash flows from operating activities:
  Net income (loss)                                        $(44,757,215)   $ (6,533,834)  $ (33,093,772)   $  9,803,729
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation on open futures
        positions                                            19,573,481       4,815,978       6,746,009      10,096,495
       Unrealized appreciation (depreciation) on open
        forward contracts                                     7,294,771        (872,819)     10,557,371       3,676,940
       (Increase) decrease in interest receivable              (272,452)       (324,300)       (321,913)        637,785

       Unrealized appreciation (depreciation) on open
        forward contracts                                   (12,450,213)      4,653,580       8,524,350       7,997,848
      Accrued expenses:
       Increase in professional fees                             12,944          13,600          10,000          28,600
      Increase (decrease) in distribution payable               272,452         324,300         321,913        (637,785)
                                                            ------------     ----------      ----------      ----------
             Net cash provided (used in) by operating
               activities                                   (30,326,232)      2,076,505      (7,256,042)     31,603,612
                                                            ------------     ----------      -----------     ----------

Cash flows from financing activities:
  Proceeds from additions                                    20,545,500      53,282,545      37,442,000      54,982,545
  Payments for redemptions                                   (2,874,512)     (4,818,603)     (6,365,465)     (7,729,873)
  Distribution of Interest to Feeder Funds                     (402,630)       (324,300)       (726,794)       (575,839)
                                                            ------------    ------------    -----------      -----------
             Net cash provided by (used in) by financing
               activities                                    17,268,358      48,139,642      30,349,741      46,676,833
                                                            -----------     -----------     -----------      ----------
             Net change in cash                             (13,057,874)     50,216,147      23,093,699      78,280,445
             Cash, at beginning of period                   168,131,075     109,176,581     131,979,502      81,112,283
                                                            -----------     -----------     -----------     -----------
             Cash, at end of period                       $ 155,073,201   $ 159,392,728   $ 155,073,201   $ 159,392,728
                                                            ===========     ===========     ===========     ===========

                   Smith Barney Mid-West Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

         Changes in net asset value per Unit for the three months and six months ended June 30, 2004 and 2003 were as follows:


                                                       Three Months Ended          Six Months Ended
                                                             June 30,                 June 30,
                                                   ----------------------     ----------------------
                                                      2004          2003         2004         2003
                                                   -----------------------     ---------------------

Net realized and unrealized gains (losses)*        $ (449.32)   $  (25.68)   $ (320.26)   $  238.76
Interest income                                         4.01         4.50         7.55         8.66
Expenses**                                             (0.15)       (0.24)       (0.31)       (0.49)
                                                    --------      -------     ---------    ---------
Increase (decrease) for the period                   (445.46)      (21.42)     (313.02)      246.93
Distributions                                          (4.01)       (4.50)       (7.55)       (8.66)
Net Asset Value per Unit, beginning of period       1,807.34     1,755.34     1,678.44     1,491.15
                                                    --------      -------     ---------    ---------
Net Asset Value per Unit, end of period           $ 1,357.87   $ 1,729.42   $ 1,357.87   $ 1,729.42
                                                   =========    =========     ========     =========

* Includes clearing fees.
 ** Excludes clearing fees.
                                                         Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                       ----------------------           ----------------------
                                                         2004          2003                2004         2003
                                                      -----------------------            ---------------------

Ratio to average net assets:***
   Net investment income                                  0.6%            0.6%              0.5%         0.6%
                                                         =======        ======           =======        ======

   Operating expenses ****                                0.4%            0.1%              0.4%         0.1%
                                                         =======        ======           =======        ======

Total return:                                           (24.7)%          (1.2)%           (18.7)%        16.6%
                                                        =======         ======           =======        ======

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

     For the six months ended June 30, 2004 the Master's capital decreased 1.9% from $145,076,617 to $142,332,586. This decrease was attributable to net loss from operations of $33,093,772, coupled with the redemption of 3,751.7998 Redeemable Units totaling $6,365,465 and the distribution of interest paid to the feeders of $726,794 which was partially offset by the additional sales of 22,136.9745 Redeemable Units resulting in an inflow of $37,442,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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