Form 10-Q
period 2004-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2004-11-12
CIK 1013167

DRAFT

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-28336

SMITH BARNEY MID-WEST FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)
New York	13-4224248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 399 Park Avenue. – 7th Fl. New York, New York 10022
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

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	21
PART II — Other Information		22

PART I

Item 1. Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Investment in Master, at fair value	$20,758,674	$26,278,490
Cash	32,864	18,291
	$20,791,538	$26,296,781
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$103,958	$131,484
Management fees	34,421	43,570
Administrative fees	17,210	21,785
Other	34,988	23,126
Redemptions payable	3,048	222,481
	193,625	442,446
Partners' capital:
General Partner, 301.3070 and 401.3070 Unit equivalents outstanding in 2004 and 2003, respectively	459,243	740,829
Limited Partners, 13,212.8631 and 13,603.9978 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	20,138,670	25,113,506
	20,597,913	25,854,335
	$20,791,538	$26,296,781

See Accompanying Notes to Unaudited Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Realized gains (losses) on closed positions from Master	$(2,769,119)	$(5,092,062)	$(3,281,486)	$3,871,377
Change in unrealized gains (losses) on open positions from Master	4,423,222	3,422,146	377,539	(876,639)
Expenses allocated from Master	(17,133)	(30,655)	(62,452)	(60,602)
	1,636,970	(1,700,571)	(2,966,399)	2,934,136
Interest income received from Master	55,950	51,623	150,225	189,872
	1,692,920	(1,648,948)	(2,816,174)	3,124,008
Expenses:
Brokerage commissions	293,936	419,506	1,040,586	1,409,653
Management fees	97,319	138,995	344,635	459,429
Administrative fees	48,659	69,497	172,316	229,714
Other expenses	6,586	11,432	27,136	31,058
Incentive fees	—	—	—	178,139
	446,500	639,430	1,584,673	2,307,993
Net income (loss)	1,246,420	(2,288,378)	(4,400,847)	816,015
Redemptions – Limited Partners	(31,230)	(229,744)	(855,575)	(2,606,300)
– General Partner	—	—	—	(102,821)
Net increase (decrease) in Partners' capital	1,215,190	(2,518,122)	(5,256,422)	(1,893,106)
Partners' capital, beginning of period	19,382,723	28,446,686	25,854,335	27,821,670
Partners' capital, end of period	$20,597,913	$25,928,564	$20,597,913	$25,928,564
Net asset value per Redeemable Unit (13,514.1701 and 14,215.7957 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,524.17	$1,823.93	$1,524.17	$1,823.93
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$92.28	$(161.12)	$(321.87)	$30.75

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,246,420	$(2,288,378)	$(4,400,847)	$816,015
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in Master at fair value	(1,145,468)	2,958,509	5,519,816	2,104,962
Accrued expenses:
Increase (decrease) in commissions	5,750	(14,942)	(27,526)	(10,564)
Increase (decrease) in management fees	1,901	(4,908)	(9,149)	(3,489)
Increase (decrease) in administrative fees	950	(2,455)	(4,575)	(1,745)
Increase (decrease) in other	3,458	(28,193)	11,862	(8,566)
Increase (decrease) in redemptions payable	(77,329)	(419,702)	(219,433)	(195,333)
Net cash provided by (used in) operating activities	35,682	199,931	870,148	2,701,280
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(31,230)	(229,744)	(855,575)	(2,606,300)
Payments for redemptions – General Partner	—	—	—	(102,821)
Net change in cash	4,452	(29,813)	14,573	(7,841)
Cash, at beginning of period	28,412	41,854	18,291	19,882
Cash, at end of period	$32,864	$12,041	$32,864	$12,041

See Accompanying Notes to Unaudited Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)

1.     General:

Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading operations on September 1, 1994. From September 1, 1994 through January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2004, the Partnership owned 13.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

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

As of September 30, 2004, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

The Master's Statements of Financial Condition and Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $42,880,077 and $31,852,745 in 2004 and 2003, respectively)	$136,829,954	$131,979,502
Net unrealized appreciation on open futures positions	21,224,364	1,477,101
Unrealized appreciation on open forward contracts	7,396,003	13,496,013
	165,450,321	146,952,616
Interest receivable	186,618	80,717
	$165,636,939	$147,033,333
Liabilities and members' capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,882,049	$1,799,594
Accrued expenses:
Professional fees	100,553	76,405
Distribution payable	186,618	80,717
	8,169,220	1,956,716
Members' capital:
Members' capital 106,782.8891 and 86,435.1829 Units outstanding in 2004 and 2003, respectively	157,467,719	145,076,617
	$165,636,939	$147,033,333

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.91)%	$(4,587,209)
	Unrealized appreciation on forward contracts 2.74%	4,314,006
Total Currencies (0.17)%		(273,203)
Total Energy 5.41%	Futures contracts purchased 5.41%	8,512,543
Total Grains 2.04%	Futures contracts sold 2.04%	3,213,281
Total Interest Rates Non-U.S. 3.27%	Futures contracts purchased 3.27%	5,142,323
Total Interest Rates U.S. 1.39%	Futures contracts purchased 1.39%	2,195,114
Livestock
	Futures contracts sold (0.01)%	(10,190)
	Futures contracts purchased 0.01%	5,190

Total Livestock (0.00)%*		(5,000)
Metals
	Futures contracts sold (0.04)%	(70,020)
	Futures contracts purchased 1.13%	1,786,666
	Total futures contracts 1.09%	1,716,646

	Unrealized depreciation on forward contracts (2.09)%	(3,294,840)
	Unrealized appreciation on forward contracts 1.96%	3,081,997
	Total forward contracts (0.13)%	(212,843)
Total Metals 0.96%		1,503,803
Softs
	Futures contracts sold (0.01)%	(7,552)
	Futures contracts purchased 0.19%	304,713
Total Softs 0.18%		297,161
Indices
	Futures contracts sold 0.24%	382,564
	Futures contracts purchased (0.15)%	(230,268)
Total Indices 0.09%		152,296
Total Fair Value 13.17%		$20,738,318

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(90,465)	(0.43)%
Canada	16,093	0.08
Germany	666,514	3.21
Japan	3,785,630	18.25
United Kingdom	2,569,597	12.39
United States	13,790,949	66.50
	$20,738,318	100.00%

Percentages are based on Members' capital unless otherwise indicated

* Due to rounding

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 7.66%	$11,113,632
	Unrealized depreciation on forward contracts (1.22)%	(1,771,985)
Total Currencies 6.44%		9,341,647
Total Energy 0.90%	Futures contracts sold 0.90%	1,299,873
Total Grains 0.22%	Futures contracts purchased 0.22%	318,552
Interest Rates Non-U.S.	Futures contracts sold (0.08)%	(121,386)
	Futures contracts purchased (0.01)%	(8,299)
Total Interest Rates Non-U.S. (0.09)%		(129,685)
Total Interest Rates U.S. 0.01%	Futures contracts purchased 0.01%	19,950
Livestock
	Futures contracts sold 0.02%	27,750
	Futures contracts purchased (0.46)%	(671,770)
Total Livestock (0.44)%		(644,020)
Metals
	Futures contracts purchased 1.40%	2,028,135
	Unrealized depreciation on forward contracts (0.02)%	(27,609)
	Unrealized appreciation on forward contracts 1.64%	2,382,381
	Total forward contracts 1.62%	2,354,772
Total Metals 3.02%
Softs		4,382,907
	Futures contracts sold (0.15)%	(212,200)
	Futures contracts purchased (0.59)%	(854,280)
Total Softs (0.74)%
Indices		(1,066,480)
	Futures contracts sold (0.85)%	(1,230,359)
	Futures contracts purchased 0.61%	881,135
Total Indices (0.24)%		(349,224)
Total Fair Value 9.08%		$13,173,520

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(106,707)	(0.81)%
Canada	90,406	0.69
Germany	468,304	3.55
Japan	(1,350,542)	(10.25)
United Kingdom	2,351,597	17.85
United States	11,720,462	88.97
	$13,173,520	100.00%

Percentages are based on Members' capital unless otherwise indicated

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(20,744,051)	$(27,286,229)	$(28,443,643)	$3,915,850
Change in unrealized gains (losses) on open positions	33,392,528	18,232,797	7,564,798	(3,538,486)
	12,648,477	(9,053,432)	(20,878,845)	377,364
Interest income	507,131	323,025	1,233,925	898,864
	13,155,608	(8,730,407)	(19,644,920)	1,276,228
Expenses:
Clearing fees	113,766	149,099	377,010	322,005
Other expenses	15,000	15,000	45,000	45,000
	128,766	164,099	422,010	367,005
Net income (loss)	13,026,842	(8,894,506)	(20,066,930)	909,223
Additions	5,082,000	6,425,000	42,524,000	61,407,545
Redemptions	(2,466,578)	(3,390,670)	(8,832,043)	(11,120,543)
Distribution of interest to feeder funds	(507,131)	(323,025)	(1,233,925)	(898,864)
Net increase (decrease) in Members' capital	(15,135,133)	(6,183,201)	12,391,102	50,297,361
Members' capital, beginning of period	142,332,586	146,939,977	145,076,617	90,459,415
Members' capital, end of period	$157,467,719	$140,756,776	$157,467,719	$140,756,776
Net asset value per Unit (106,782.8891 and 86,727.6842 Units outstanding at September 30, 2004 and 2003, respectively)	$1,474.65	$1,622.97	$1,474.65	$1,622.97
Net income (loss) per Unit of Member Interest	$121.55	$(102.73)	$(191.47)	$144.20

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$13,026,842	$(8,894,506)	$(20,066,930)	$909,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/ depreciation on open futures positions	(26,493,272)	(5,252,049)	(19,747,263)	4,844,445
(Increase) decrease in unrealized appreciation on open forward contracts	(4,457,361)	(15,799,168)	6,100,010	(12,122,228)
(Increase) decrease in interest receivable	(37,629)	9,573	(105,901)	(1,823)

Increase (decrease) in unrealized depreciation on open forward contracts	(2,441,895)	2,818,420	6,082,455	10,816,269
Accrued expenses:
Increase (decrease) in professional fees	14,148	(11,800)	24,148	16,800
Increase (decrease) in distribution payable	37,629	(9,573)	105,901	1,823
Net cash provided by (used in) operating activities	(20,351,538)	(27,139,103)	(27,607,580)	4,464,509
Cash flows from financing activities:
Proceeds from additions	5,082,000	6,425,000	42,524,000	61,407,545
Payments for redemptions	(2,466,578)	(3,390,670)	(8,832,043)	(11,120,543)
Distribution of interest to feeder funds	(507,131)	(323,025)	(1,233,925)	(898,864)
Net cash provided by (used in) financing activities	2,108,291	2,711,305	32,458,032	49,388,138
Net change in cash	(18,243,247)	(24,427,798)	4,850,452	53,852,647
Cash, at beginning of period	155,073,201	159,392,728	131,979,502	81,112,283
Cash, at end of period	$136,829,954	$134,964,930	$136,829,954	$134,964,930

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$99.58	$(149.14)	$(292.75)	$77.85
Interest income	4.14	3.62	10.96	12.80
Expenses**	(11.44)	(15.60)	(40.08)	(59.90)
Increase (decrease) for the period	92.28	(161.12)	(321.87)	30.75
Net Asset Value per Redeemable Unit, beginning of period	1,431.89	1,985.05	1,846.04	1,793.18
Net Asset Value per Redeemable Unit, end of period	$1,524.17	$1,823.93	$1,524.17	$1,823.93

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ***
Net investment loss before incentive fees****	(8.4)%	(8.8)%	(8.7)%	(8.9)%
Operating expenses	9.5%	9.1%	9.5%	9.5%
Incentive fees	0.0%	0.0%	0.0%	0.8%
Total expenses	9.5%	9.1%	9.5%	10.3%
Total return:
Total return before incentive fees	6.4%	(8.1)%	(17.4)%	2.4%
Incentive fees	0.0%	0.0%	0.0%	(0.7)%
Total return after incentive fees	6.4%	(8.1)%	(17.4)%	1.7%

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$116.92	$(106.28)	$(203.34)	$132.48
Interest income	4.77	3.72	12.32	12.38
Expenses**	(0.14)	(0.17)	(0.45)	(0.66)
Increase (decrease) for period	121.55	(102.73)	(191.47)	144.20
Distributions	(4.77)	(3.72)	(12.32)	(12.38)
Net Asset Value per Unit, beginning of period	1,357.87	1,729.42	1,678.44	1,491.15
Net Asset Value per Unit, end of period	$1,474.65	$1,622.97	$1,474.65	$1,622.97
* Includes clearing fees
** Excludes clearing fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ***
Net investment income ****	1.0%	0.4%	0.7%	0.6%
Operating expenses	0.3%	0.5%	0.4%	0.4%
Total return	9.0%	(5.9)%	(11.4)%	9.7%

***    Annualized

****   Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine months ended September 30, 2004 and the year ended December 31, 2003, based on a monthly calculation, were $270,013 and $7,057,885, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $20,738,318 and $13,173,520, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amount of the instruments. The Partnership, through its investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 20.3% from $25,854,335 to $20,597,913. This decrease was attributable to a net loss from operations of $4,400,847, coupled with the redemption of 491.1347 Redeemable Units of Limited Partnership Interest resulting in an outflow of $855,575. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004 the Master's capital increased 8.5% from $145,076,617 to $157,467,719. This increase was attributable to additional sales of 25,934.5226 Units resulting in an inflow of $42,524,000 which was partially offset by a net loss from operations of $20,066,930, coupled with redemptions of 5,586.8164 Units totaling $8,832,043 and the distribution of interest totaling $1,233,925 paid to the feeder funds. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's third quarter of 2004, the net asset value per Reedeemable unit increased 6.4% from $1,431.89 to $1,524.17 as compared to a decrease of 8.1% in the third quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $1,654,103. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals, indices, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $1,669,916. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, livestock, metals and indices.

During the Partnership's nine months ended September 30, 2004 the net asset value per Redeemable unit decreased 17.4% from $1,846.04 to $1,524.17 as compared to an increase of 1.7% for the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $2,903,947. Losses were primarily attributable to the trading of commodity futures in softs, livestock, currencies non-U.S. interest rates, metals and indices and were partially offset by gains energy, grains and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $2,994,738. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, U.S. and non-U.S. interest rates, and indices, and were partially offset by losses in metals and softs.

The third quarter of 2004 was characterized by difficult trading conditions for the Partnership's trend-following Advisor for the early part of the quarter and the resurgence of trends across several markets in September. The most significant market for the Partnership's Advisor during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits notably in September to bring the Partnership to a profit for the quarter but still down year to date. Energy positions were profitable for all three months as crude oil hit successive highs each month ending September at over $50 per barrel.

The currency sector produced losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. and non-U.S. interest rate markets. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was unprofitable for the Partnership's Advisor as the lack of direction caused trends to be initiated and only to be reversed a short time later. Trading in grains was profitable for the period while trading in metals and softs was negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisor's trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2004 increased by $4,327, as compared to the corresponding period in 2003. The increase in interest income is primarily due to an increase in interest rates during the three months ended September 30, 2004 as compared to the corresponding period in 2003. Interest income for the nine months ended September 30, 2004 decreased by $39,647 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to lower net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2004 decreased by $125,570 and $369,067, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions is due to lower net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $41,676 and $114,794, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to lower net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2004 decreased by $20,838 and $57,398, respectively, as compared to the corresponding periods in 2003. The decrease in administrative fees is due to lower net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $178,139, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2004.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership's assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2004, the Master's total capitalization was $157,467,719. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– OTC	$10,817,840	6.87%	$12,721,847	$6,316,286	$9,008,705
Energy	7,910,835	5.02%	7,910,835	4,509,445	5,895,006
Grains	708,200	0.45%	1,044,250	427,438	809,000
Interest Rates U.S.	2,347,000	1.49%	2,351,750	1,195,245	2,061,850
Interest Rates Non-U.S.	9,284,320	5.90%	9,284,320	3,991,572	7,227,717
Livestock	140,670	0.09%	193,200	23,100	161,690
Metals
– Exchange Traded Contracts	1,498,000	0.95%	1,697,000	144,500	1,509,000
– OTC	1,434,675	0.91%	1,879,835	939,150	1,454,897
Softs	1,112,717	0.71%	1,172,315	687,381	935,858
Indices	3,351,639	2.13%	4,858,730	1,829,401	3,825,630
Total	$38,605,896	24.52%

*   Average of the month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	16.2556	$1,391.25	N/A	N/A
August 1, 2004 – August 31, 2004	4.0000	$1,391.41	N/A	N/A
September 1, 2004 – September 30, 2004	2.0000	$1,524.17	N/A	N/A
Total	22.2556	$1,435.61	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information

In the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, the Partnership inadvertently placed, on each of the cover pages to such filings, a check mark next to "Yes" under the statement, "Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)." The Partnership is not, and has never been, an "accelerated filer" (as defined in Rule 12b-2 of the Exchange Act).

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certifications
(Certifications of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certifications
(Certifications of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certifications
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certifications
(Certification of Chief Financial Officer and Director).

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	11/12/04
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	11/12/04