Form 10-K
period 2004-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2005-03-31
CIK 1013167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $18,808,096 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2005, 12,258.2487 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. Between July 7, 1994 and August 31, 1994, 9,421 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. From September 1, 1994 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership has invested all of its assets in the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). Partnership Redeemable Units were being continuously offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Redeemable Units. As of June 7, 1999, the Partnership was authorized to sell an additional 25,000 Redeemable Units. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ending December 31, 2004, 2003, and 2002 are reported in the Statements of Changes in Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

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

At December 31, 2004 and 2003, the Partnership owns 11.82% and 18.11%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; if the Net Asset Value per Redeemable Unit falls below $350 per Redeemable Unit as of the end of business on any business day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

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

Pursuant to the terms of the Management Agreement the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master as defined in the management agreement.

The Partnership is obligated to pay a brokerage fee equal to ½ of 1% (6% per year) on month-end Net Assets allocated pro-rata from the Master. CGM pays a portion of its Brokerage Fees to its financial consultants who have sold Redeemable Units of the Partnership. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees will be borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. Brokerage Fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

CGM will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at a 30 day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on 3 month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2004, 2003, 2002, 2001and 2000 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004 was $26,380,884.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

WorldCom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks,

including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2004 was 329.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2004, 2003 and 2002.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000, were as follows:

	2004	2003	2002	2001	2000
Realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $1,513,848, $1,865,651, $1,967,411, $2,506,228, and $3,096,407, respectively	$3,205,518	$1,983,308	$8,791,282	$(889,142)	$(4,945,018)
Interest income	228,372	229,309	377,817	1,122,566	2,193,751
	$3,433,890	$2,212,617	$9,169,099	$233,424	$(2,751,267)
Net income (loss)	$2,654,645	$1,115,014	$8,196,531	$(1,014,999)	$(5,075,829)
Increase (decrease) in Net Asset Value per Redeemable Unit	$205.72	$52.86	$431.46	$(43.77)	$(6.02)
Total assets	$26,928,378	$26,296,781	$28,253,989	$37,316,295	$45,323,728

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

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership's assets to JWH. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

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

As of December 31, 2004, the Master's assets were allocated among the JWH programs as follows:

Percentage Allocation in the Master as of December 31, 2004
Broadly Diversified Programs
• Original Investment Program	17.5%
• Global Diversified Portfolio	5%
• JWH GlobalAnalytics® Family of Programs	10%
Financial Programs
• Financial and Metals Portfolio	20%
• Global Financial & Energy Portfolio	15%
• Worldwide Bond Program	5%
Multiple Style Programs
• Currency Strategic Allocation Program	22.5%
Foreign Exchange Programs
• Dollar Based Program	5%

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

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master's net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Redeemable Units at the Net Asset Value thereof as of the last day of any month on fifteen days' written notice to the General Partner. For the year ended December 31, 2004, 1,147.6421 Redeemable Units were redeemed totaling $2,128,096. For the year ended December 31, 2003, 1,509.9888 Redeemable Units were redeemed totaling $3,082,349. For the year ended December 31, 2002, 10,759.5577 Redeemable Units were redeemed totaling $16,153,831.

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

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable unit increased 11.1% from $1,846.04 to $2,051.76. For the year ended December 31, 2003, the Net Asset per Redeemable Unit increased 3.0% from $1,793.18 to $1,846.04. For the year ended December 31, 2002, the Net Asset Value Per Redeemable Unit increased 31.7% from $1,361.72 to $1,793.18.

The Partnership, through its investment in the Master, experienced net trading gains of $4,719,366 before commissions and expenses for the year ended December 31, 2004. Gains were attributable to the Master's trading of currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses incurred in the trading of livestock, metals, stock indices and softs.

Trading results for the year 2004 can be described in four distinct periods: the first two months of the year produced positive results of over 12% with trends carrying over from late 2003, the middle five months experienced extraordinarily difficult conditions and losses of approximately 33% from the recent high for the Partnership, August through November witnesses a recovery period with an increase in net asset value per unit of over 49%. And December stands alone with the Partnership down approximately 1.4% for the month but finishing up 11.1% for the full year. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. Late March through June was such a period for the Partnership's advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the late summer, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. In late August the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisor and provided a solidly profitable September and November for the Partnership. Volatility across many markets especially currencies and energy in December resulted in slight loss for the month. In spite of an extremely difficult and challenging year, the Partnership had an overall increase in net asset value per unit for the year.

The Partnership, through its investment in the Master, experienced net trading gains of $3,848,959 before commissions and expenses for the year ended December 31, 2003. Gains were attributable to the Master's trading of currencies, livestock, metals and stock indices and were partially offset by losses incurred in the trading of energy, grains, U.S. and non-U.S. interest rates and softs.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership, through its investment in the Master, is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's and the Master's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among Redeemable Units within the Partnership and the Master, and in the markets where the Partnership and the Master participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

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

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2004 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2004, the Master's total capitalization was $227,330,049.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— OTC Contracts	$18,279,082	8.04%	$19,488,397	$6,009,165	$11,416,523
Energy	8,464,810	3.72%	10,739,025	4,281,150	6,625,471
Grains	374,560	0.17%	1,167,650	324,855	792,869
Interest rates U.S.	1,593,745	0.70%	2,728,400	562,510	2,080,827
Interest rates Non-U.S.	8,321,211	3.66%	9,645,652	3,748,757	7,399,765
Livestock	129,150	0.06%	234,000	23,100	170,236
Metals
— Exchange Traded Contracts	1,413,000	0.62%	2,134,000	144,500	1,663,750
— OTC Contracts	2,260,564	0.99%	2,737,391	939,150	1,573,962
Softs	1,548,954	0.68%	1,735,047	560,686	1,175,096
Indices	5,266,285	2.32%	6,506,354	1,807,427	4,124,850
Total	$47,651,361	20.96%

* annual average based on month-end value at risk

As of December 31, 2003, the Master's total capitalization was $145,076,617.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— OTC Contracts	$9,075,287	6.25%	$9,696,832	$1,910,405	$6,684,699
Energy	5,468,850	3.77%	6,633,674	1,837,000	4,354,588
Grains	578,400	0.40%	760,425	152,175	506,502
Interest rates U.S.	2,439,000	1.68%	2,557,100	419,700	1,519,918
Interest rates Non-U.S.	4,079,811	2.81%	6,547,640	1,288,573	4,018,251
Livestock	150,000	0.10%	336,800	9,350	82,020
Metals
— Exchange Traded Contracts	1,259,500	0.87%	2,120,000	198,000	917,917
— OTC Contracts	912,480	0.63%	935,700	175,800	603,845
Softs	663,973	0.46%	1,227,182	295,046	685,656
Indices	3,764,466	2.60%	3,871,103	709,998	2,379,432
Total	$28,391,767	19.57%

* annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Master — gives no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master's profitability. The Master's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Master also takes futures positions on the government debt of smaller nations — e.g., Australia.

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

Stock Indices. The Master's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of

December 31, 2004, the Master's primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being "whipsawed" into numerous small losses.)

Metals. The Master's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver.

Softs. The Master's primary commodities exposure is to agricultural price movements, which are often directly affected by severe, or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Master's commodity exposure as of December 31, 2004.

Energy. The Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2004.

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

/s/ Daniel R. McAuliffe, Jr.
By:	Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Mid-West Futures Fund L.P. II

Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Mid-West Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Smith Barney Mid-West Futures Fund L.P. II (the Partnership), as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 14, 2005

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Investment in Master, at fair value	$26,911,329	$26,278,490
Cash	17,049	18,291
	$26,928,378	$26,296,781
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions (Note 3c)	$134,642	$131,484
Management fees (Note 3b)	44,590	43,570
Administrative fees (Note 3a)	22,295	21,785
Professional fees	24,763	19,261
Other	15,097	3,865
Redemptions payable (Note 5)	306,107	222,481
	547,494	442,446
Partners' capital (Notes 1 and 5):
General Partner, 301.3070 and 401.3070 Unit equivalents outstanding in 2004 and 2003, respectively	618,210	740,829
Limited Partners, 12,556.3557 and 13,603.9978 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	25,762,674	25,113,506
	26,380,884	25,854,335
	$26,928,378	$26,296,781

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Realized gains on closed positions and foreign currencies from Master	$3,634,889	$3,369,625	$9,359,691
Change in unrealized gains on open positions from Master	1,084,477	479,334	1,399,002
Expenses allocated from Master	(77,672)	(107,545)	(92,985)
	4,641,694	3,741,414	10,665,708
Interest income allocated from Master (Note 3c)	228,372	229,309	377,817
	4,870,066	3,970,723	11,043,525
Expenses:
Brokerage commissions (Note 3c)	1,436,176	1,758,106	1,874,426
Management fees (Note 3b)	475,623	582,488	620,986
Administrative fees (Note 3a)	237,810	291,243	310,492
Incentive fees (Note 3b)	—	178,139	—
Professional fees	44,879	39,498	36,313
Other expenses	20,933	6,235	4,777
	2,215,421	2,855,709	2,846,994
Net income	$2,654,645	$1,115,014	$8,196,531
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$205.72	$52.86	$431.46

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Changes in Partners' Capital
for the years ended
December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$34,949,797	$829,173	$35,778,970
Net income	7,936,656	259,875	8,196,531
Redemption of 10,601.9491 Redeemable Units of Limited Partnership Interest and 157.6086 Units of General Partnership equivalent	(15,874,058)	(279,773)	(16,153,831)
Partners' capital at December 31, 2002	27,012,395	809,275	27,821,670
Net income	1,080,639	34,375	1,115,014
Redemption of 1,459.9888 Redeemable Units of Limited Partnership Interest and 50.0000 Units of General Partnership equivalent	(2,979,528)	(102,821)	(3,082,349)
Partners' capital at December 31, 2003	25,113,506	740,829	25,854,335
Net income	2,592,660	61,985	2,654,645
Redemption of 1,047.6421 Redeemable Units of Limited Partnership Interest and 100.0000 Units of General Partnership equivalent	(1,943,492)	(184,604)	(2,128,096)
Partners' capital at December 31, 2004	$25,762,674	$618,210	$26,380,884

Net asset value per Redeemable Unit:

2002	$1,793.18
2003	$1,846.04
2004	$2,051.76

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,654,645	$1,115,014	$8,196,531
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
(Increase) decrease in investment in Master at fair value	(632,839)	1,955,617	9,039,946
Accrued expenses:
Increase (decrease) in commissions	3,158	(9,786)	(45,311)
Increase (decrease) in management fees	1,020	(3,242)	(15,032)
Increase (decrease) in administrative fees	510	(1,621)	(7,516)
Increase (decrease) in professional fees	5,502	(2,317)	1,973
Increase (decrease) in other	11,232	(55)	(32)
Increase (decrease) in redemptions payable	83,626	27,148	(1,039,088)
Net cash provided by (used in) operating activities	2,126,854	3,080,758	16,131,471

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,943,492)	(2,979,528)	(15,874,058)
Payments for redemptions – General Partner	(184,604)	(102,821)	(279,773)
Net cash provided by (used in) financing activities	(2,128,096)	(3,082,349)	(16,153,831)
Net change in cash	(1,242)	(1,591)	(22,360)
Cash, at beginning of year	18,291	19,882	42,242
Cash, at end of year	$17,049	$18,291	$19,882

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

At December 31, 2004 and 2003, the Partnership owns 11.82% and 18.11%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

2.    Accounting Policies:

a.	The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the Advisor, provides that the Advisor has sole discretion in determining the allocation of the assets of the Partnership by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement of the Partnership.

c.	Customer Agreement:

The Partnership is obligated to pay a brokerage fee equal to ½% of 1% (6% per year) on month-end Net Assets allocated pro-rata from the Master. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees will be borne by the Master and allocated to the Partnership through its investment in Master. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership. CGM pays the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The results of the Master's trading activities are shown in the statements of income and expenses.

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Net realized and unrealized gains*	$246.85	$111.43	$463.00
Interest income	16.88	15.58	19.08
Expenses**	(58.01)	(74.15)	(50.62)
Increase for year	205.72	52.86	431.46
Net asset value per Redeemable Unit, beginning of year	1,846.04	1,793.18	1,361.72
Net asset value per Redeemable Unit, end of year	$2,051.76	$1,846.04	$1,793.18
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(8.7)%	(8.9)%	(8.5)%
Operating expenses	9.7%	9.7%	9.8%
Incentive fees	—%	0.6%	—%
Total expenses	9.7%	10.3%	9.8%
Total return:
Total return before incentive fees	11.1%	3.7%	31.7%
Incentive fees	—%	(0.7)%	—%
Total return after incentive fees	11.1%	3.0%	31.7%

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	Interest income less total expenses (exclusive of incentive fees)

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

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of expenses allocated from Master, brokerage commissions and clearing fees plus interest income	$7,290,651	$1,398,984	$(6,870,466)	$1,614,721
Net Income (loss)	$7,055,492	$1,246,420	$(7,044,834)	$1,397,567
Increase (decrease) in Net Asset Value per Redeemable Unit	$527.59	$92.28	$(514.05)	$99.90

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of expenses allocated from Master, brokerage commissions and clearing fees plus interest income	$498,262	$(2,068,454)	$(766,409)	$4,549,218
Net Income (loss)	$298,999	$(2,288,378)	$(1,009,380)	$4,113,773
Increase (decrease) in Net Asset Value per Redeemable Unit	$22.11	$(161.12)	$(71.37)	$263.24

To the Members of
JWH Strategic Allocation Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Daniel R. McAuliffe, Jr.
By: Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, JWH Strategic Allocation Master Fund LLC
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors' Report

To the Members of
    JWH Strategic Allocation Master Fund LLC:

We have audited the accompanying statements of financial condition of JWH Strategic Allocation Master Fund LLC (the Company), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC as of December 31, 2004 and 2003, and the results of its operations, changes in its members' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
March 14, 2005

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account: Cash (restricted $52,152,846 and $31,852,745 in 2004 and 2003, respectively) (Note 3c)	$200,509,589	$131,979,502
Net unrealized appreciation on open futures positions	2,816,587	1,477,101
Unrealized appreciation on open forward contracts	29,891,977	13,496,013
	233,218,153	146,952,616
Interest receivable	311,148	80,717
	$233,529,301	$147,033,333
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$5,772,552	$1,799,594
Accrued expenses:
Professional fees	115,552	76,405
Distribution payable	311,148	80,717
	6,199,252	1,956,716
Members' capital:
Members' capital, 112,131.2876 and 86,435.1829 Units outstanding in 2004 and 2003, respectively	227,330,049	145,076,617
	$233,529,301	$147,033,333

See accompanying notes to financial statements.

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (1.41)%	$(3,208,972)
	Unrealized appreciation on forward contracts 11.62%	26,407,028
Total Currencies 10.21%		23,198,056
Energy 1.23%	Futures contracts sold 1.23%	2,791,481
Grains	Futures contracts sold 0.43%	970,394
	Futures contracts purchased 0.00%*	900
Total Grains 0.43%		971,294
Interest Rates Non-U.S. (0.03)%	Futures contracts purchased (0.03)%	(59,280)
Interest Rates U.S.	Futures contracts purchased (0.33)%	(757,875)
	Futures contracts sold (0.10)%	(234,931)
Total Interest Rates U.S. (0.43)%		(992,806)
Livestock 0.02%	Futures contracts sold 0.02%	53,450
Metals
	Futures contracts sold 0.03%	71,100
	Futures contracts purchased (0.36)%	(825,978)
	Total futures contracts (0.33)%	(754,878)
	Unrealized depreciation on forward contracts (1.13)%	(2,563,580)
	Unrealized appreciation on forward contracts 1.53%	3,484,949
	Total forward contracts 0.40%	921,369
Total Metals 0.07%		166,491
Softs
	Futures contracts sold (0.24)%	(546,260)
	Futures contracts purchased 0.63%	1,435,024
Total Softs 0.39%		888,764
Indices
	Futures contracts sold (0.39)%	(876,403)
	Futures contracts purchased 0.35%	794,965
Total Indices (0.04)%		(81,438)
Total Fair Value 11.85%		$26,936,012

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(919,196)	(3.41)%
Canada	20,533	0.07
Germany	1,049,284	3.90
Japan	(740,310)	(2.75)
United Kingdom	787,111	2.92
United States	26,738,590	99.27
	$26,936,012	100.00%

Percentages are based on Masters' capital unless otherwise indicated.

*	Due to rounding

See accompanying notes to financial statements.

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (1.22)%	$(1,771,985)
	Unrealized appreciation on forward contracts 7.66%	11,113,632
Total Currencies 6.44%		9,341,647

Energy 0.90%	Futures contracts sold 0.90%	1,299,873

Grains 0.22%	Futures contracts purchased 0.22%	318,552

Interest Rates Non-U.S.
	Futures contracts sold (0.08)%	(121,386)
	Futures contracts purchased (0.01)%	(8,299)
Total Interest Rates Non-U.S. (0.09)%		(129,685)

Interest Rates U.S. 0.01%	Futures contracts purchased 0.01%	19,950

Livestock
	Futures contracts sold 0.02%	27,750
	Futures contracts purchased (0.46)%	(671,770)
Total Livestock (0.44)%		(644,020)

Metals
	Futures contracts purchased 1.40%	2,028,135

	Unrealized depreciation on forward contracts (0.02)%	(27,609)
	Unrealized appreciation on forward contracts 1.64%	2,382,381
	Total forward contracts 1.62%	2,354,772
Total Metals 3.02%		4,382,907

Softs
	Futures contracts sold (0.15)%	(212,200)
	Futures contracts purchased (0.59)%	(854,280)
Total Softs (0.74)%		(1,066,480)

Indices
	Futures contracts sold (0.85)%	(1,230,359)
	Futures contracts purchased 0.61%	881,135
Total Indices (0.24)%		(349,224)
Total Fair Value 9.08%		$13,173,520

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(106,707)	(0.81)%
Canada	90,406	0.69
Germany	468,304	3.55
Japan	(1,350,542)	(10.25)
United Kingdom	2,351,597	17.85
United States	11,720,462	88.97
	$13,173,520	100.00%

Percentages are based on Members' capital unless otherwise indicated.

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$30,114,264	$1,507,963	$29,185,102
Change in unrealized gains on open positions	13,762,492	3,778,565	4,002,309
	43,876,756	5,286,528	33,187,411
Interest income	2,057,684	1,160,948	1,213,624
	45,934,440	6,447,476	34,401,035

Expenses:
Clearing fees	491,209	438,351	220,446
Professional fees	60,000	60,000	50,000
	551,209	498,351	270,446
Net income	$45,383,231	$5,949,125	$34,130,589

Net income per Unit of Member Interest (Notes 1 and 6)	$368.39	$202.70	$462.09

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statement of Changes in Members' Capital
for the years ended December 31, 2004, 2003 and 2002

Members' Capital
Members' capital at December 31, 2001	$93,677,938
Net Income	34,130,589
Sale of 3,545.8883 Units of Members' Interest	4,638,927
Redemption of 32,455.5083 Units of Members' Interests	(40,774,415)
Distribution of interest to feeder funds	(1,213,624)
Members' capital at December 31, 2002	90,459,415
Net Income	5,949,125
Sale of 33,577.0811 Units of Members' Interest	63,340,545
Redemption of 7,806.0512 Units of Members' Interests	(13,511,520)
Distribution of interest to feeder funds	(1,160,948)
Members' capital at December 31, 2003	145,076,617
Net Income	45,383,231
Sale of 40,227.5910 Units of Members' Interest	64,674,000
Redemption of 14,531.4863 Units of Members' Interests	(25,746,115)
Distribution of interest to feeder funds	(2,057,684)
Members' capital at December 31, 2004	$227,330,049

Net Asset Value per Unit:

2002	$1,491.15
2003	$1,678.44
2004	$2,027.35

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$45,383,231	$5,949,125	$34,130,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(20,300,101)	(16,808,433)	(1,295,973)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(1,339,486)	3,067,444	(4,774,849)
(Increase) decrease in unrealized appreciation on open forward contracts	(16,395,964)	(5,967,663)	(1,905,400)
(Increase) decrease in interest receivable	(230,431)	3,762	(76,955)
Increase (decrease) in unrealized depreciation on open forward contracts	3,972,958	(878,346)	2,677,940
Accrued expenses:
Increase (decrease) in professional fees	39,147	28,582	2,823
Increase (decrease) in distribution payable	230,431	(3,762)	76,955
Net cash provided by (used in) operating activities	11,359,785	(14,609,291)	28,835,130
Cash flows from financing activities:
Proceeds from additions	64,674,000	63,340,545	4,638,927
Payment for redemptions	(25,746,115)	(13,511,520)	(40,774,415)
Distribution of interest to feeder funds	(2,057,684)	(1,160,948)	(1,213,624)
Net cash provided by (used in) financing activities	36,870,201	48,668,077	(37,349,112)
Net change in cash	48,229,986	34,058,786	(8,513,982)
Unrestricted cash, at beginning of year	100,126,757	66,067,971	74,581,953
Unrestricted cash, at end of year	$148,356,743	$100,126,757	$66,067,971

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

The Master operates under a "master/feeder fund" structure where its investors consist of Mid-West, Mid-West II, The Aspetuck Fund L.P., The Saugatuck Fund L.P., JWH Global Strategies Limited and SSB Diversified 2000 Fund L.P. (each a "Member", collectively the "Feeder Funds") with 11.69%, 11.82%, 4.79%, 13.40%, 46.09% and 12.21% investment in the Master at December 31, 2004 and with 17.84%, 18.11%, 5.91%, 21.06%, 18.13% and 18.95% investments in the Master at December 31, 2003 and with 29.68%, 31.19%, 6.17%, 30.76%, 2.20%, and 0% investments in the Master at December 31, 2002.

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among the other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held by the Master for margin requirements was $52,152,846 and $31,852,745, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2004 and 2003, based on a monthly calculation, was $7,166,273 and $7,057,885, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A Member may require the Master to redeem their Units at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains*	$349.49	$188.13	$446.04
Interest income	19.48	15.41	16.76
Expenses**	(0.58)	(0.84)	(0.71)
Increase for period	368.39	202.70	462.09
Distributions	(19.48)	(15.41)	(16.76)
Net asset value per Unit, beginning of year	1,678.44	1,491.15	1,045.82
Net asset value per Unit, end of year	$2,027.35	$1,678.44	$1,491.15
Ratio to average net assets***
Net investment income****	0.9%	0.5%	0.3%
Operating expenses	(0.3)%	(0.4)%	(0.3)%
Total return	21.9%	13.6%	44.2%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses (exclusive of incentive fees).

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data of the Master for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$65,465,161	$13,041,842	$(44,742,215)	$11,678,443
Net Income (loss)	$65,450,161	$13,026,842	$(44,757,215)	$11,663,443
Increase (decrease) in Net Asset Value per Unit	$559.94	$121.55	$(445.46)	$132.36

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains net (loss) of brokerage commissions and clearing fees plus interest income	$5,054,902	$(8,879,506)	$(6,518,834)	$16,352,563
Net Income (loss)	$5,039,902	$(8,894,506)	$(6,533,834)	$16,337,563
Increase (decrease) in Net Asset Value per Unit	$67.20	$(102.73)	$(25.93)	$264.16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

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

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2004, CGM earned $1,436,176 in brokerage commissions and clearing fees. The Advisor earned $475,623 in management fees during 2004. During the year ended December 31, 2004, the General Partner earned $237,810 in administrative fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 301.3070 (2.3%) Units of partnership interest as of December 31, 2004.

(c)    Changes in control. None.

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

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2004            $19,890

2003            $11,119

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004            $5,136

2003            $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements: Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2)	Exhibits:

3.1 – Certificate of Limited Partnership (previously filed).

3.2 – Limited Partnership Agreement (previously filed).

10.1 – Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (previously filed).

10.2 – Customer Agreement between Registrant and Smith Barney Shearson Inc. (previously filed).

10.3 – Form of Subscription Agreement (previously filed).

10.4 – Letter dated February 16, 1995 from the General Partner to John W. Henry & Co., Inc. extending Management Agreement (previously filed).

10.5 – Letter dated January 25, 1996 from the General Partner to John W. Henry & Co., Inc. extending Management Agreement to June 30, 1996 (previously filed).

10.6 – Letters extending Management Agreements with John W. Henry & Company, Inc. for 1996 and 1997 (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 1998 (previously filed).

10.8 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 1999 (previously filed).

10.9 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2000 (previously filed).

10.10 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2001 (previously filed).

10.11 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2002 (previously filed).

10.12 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2003 (previously filed).

10.13 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 – Section 1350 Certification (Certification of President and Director).

32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Reports on Form 8-K: None filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2005.

Smith Barney Mid West Futures Fund L.P. II

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel
           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
Director, Principal Executive	Director
Officer and President
/s/ Maureen O'Toole	/s/ Steven J. Keltz
Maureen O'Toole	Steven J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director