Form 10-Q
period 2005-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2005-11-14
CIK 1013167

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-28336

SMITH BARNEY MID-WEST FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)
New York	13-3772374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue. – 25th Fl. New York, New York 10022
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

Yes          No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	21
PART II — Other Information		22

PART I

Item 1. Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$19,378,165	$26,911,329
Cash	26,752	17,049
	$19,404,917	$26,928,378
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$97,025	$134,642
Management fees	32,124	44,590
Administrative fees	16,062	22,295
Other	33,729	39,860
Redemptions payable	99,216	306,107
	278,156	547,494
Partners' capital:
General Partner, 301.3070 Unit equivalents outstanding in 2005 and 2004	491,085	618,210
Limited Partners, 11,433.9668 and 12,556.3557 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	18,635,676	25,762,674
	19,126,761	26,380,884
	$19,404,917	$26,928,378

See Accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Realized gains (losses) on closed positions and foreign currencies from Master	$1,053,143	$(2,769,119)	$(2,065,829)	$(3,281,486)
Change in unrealized gains (losses) on open positions from Master	(666,398)	4,423,222	(2,224,164)	377,539
Expenses allocated from Master	(10,047)	(17,133)	(39,880)	(62,452)
	376,698	1,636,970	(4,329,873)	(2,966,399)
Interest income received from Master	118,185	55,950	322,405	150,225
	494,883	1,692,920	(4,007,468)	(2,816,174)

Expenses:
Brokerage commissions	296,214	293,936	907,597	1,040,586
Management fees	98,010	97,319	300,243	344,635
Administrative fees	49,005	48,659	150,120	172,316
Other expenses	21,395	6,586	55,295	27,136
	464,624	446,500	1,413,255	1,584,673
Net income (loss)	30,259	1,246,420	(5,420,723)	(4,400,847)
Redemptions - Limited Partners	(866,290)	(31,230)	(1,833,400)	(855,575)
Net increase (decrease) in Partners' capital	(836,031)	1,215,190	(7,254,123)	(5,256,422)
Partners' capital, beginning of period	19,962,792	19,382,723	26,380,884	25,854,335
Partners' capital, end of period	$19,126,761	$20,597,913	$19,126,761	$20,597,913
Net asset value per Redeemable Unit (11,735.2738 and 13,514.1701 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,629.85	$1,524.17	$1,629.85	$1,524.17
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$2.22	$92.28	$(421.91)	$(321.87)

See Accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$30,259	$1,246,420	$(5,420,723)	$(4,400,847)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in Master at fair value	882,646	(1,145,468)	7,533,164	5,519,816
Accrued expenses:
Increase (decrease) in commissions	(4,465)	5,750	(37,617)	(27,526)
Increase (decrease) in management fees	(1,466)	1,901	(12,466)	(9,149)
Increase (decrease) in administrative fees	(733)	950	(6,233)	(4,575)
Increase (decrease) in other	(9,085)	3,458	(6,131)	11,862
Net cash provided by (used in) operating activities	897,156	113,011	2,049,994	1,089,581
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(907,612)	(108,559)	(2,040,291)	(1,075,008)
Net change in cash	(10,456)	4,452	9,703	14,573
Cash, at beginning of period	37,208	28,412	17,049	18,291
Cash, at end of period	$26,752	$32,864	$26,752	$32,864

See Accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

As of September 30, 2005, the Partnership owned 10.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

As of September 30, 2005, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $28,983,355 and $52,152,846 in 2005 and 2004, respectively)	$182,174,310	$200,509,589
Net unrealized appreciation on open futures positions	9,746,365	2,816,587
Unrealized appreciation on open forward contracts	7,850,444	29,891,977
	199,771,119	233,218,153
Interest receivable	478,130	311,148
	$200,249,249	$233,529,301
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$9,158,747	$5,772,552
Accrued expenses:
Professional fees	130,763	115,552
Distribution payable	478,130	311,148
	9,767,640	6,199,252
Members' Capital:
Members' capital, 112,015.0824 and 112,131.2876 Units outstanding in 2005 and 2004, respectively	190,481,609	227,330,049
	$200,249,249	$233,529,301

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies	Unrealized depreciation on forward contracts (4.32)%	$(8,240,263)
	Unrealized appreciation on forward contracts 3.60%	6,863,140
Total Currencies (0.72)%		(1,377,123)

Energy 2.96%	Futures contracts purchased 2.96%	5,631,979

Grains
	Futures contracts sold 0.25%	482,308
	Futures contracts purchased 0.01%	23,725
Total Grains 0.26%		506,033

Interest Rates Non-U.S.
	Futures contracts sold 0.80%	1,525,971
	Futures contracts purchased (0.75)%	(1,422,515)
Total Interest Rates Non-U.S. 0.05%		103,456

Interest Rates U.S.	Futures contracts sold 0.08%	143,475
	Futures contracts purchased (0.65)%	(1,234,234)
Total Interest Rates U.S. (0.57)%		(1,090,759)

Livestock 0.03%	Futures contracts purchased 0.03%	60,390

Metals
	Futures contracts purchased 0.90%	1,714,245

	Unrealized depreciation on forward contracts (0.48)%	(918,484)
	Unrealized appreciation on forward contracts 0.52%	987,304
	Total forward contracts 0.04%	68,820
Total Metals 0.94%		1,783,065

Softs
	Futures contracts sold 0.33%	629,910
	Futures contracts purchased 0.11%	208,772
Total Softs 0.44%		838,682

Indices
	Futures contracts sold (0.06)%	(110,650)
	Futures contracts purchased 1.10%	2,092,989
Total Indices 1.04%		1,982,339

Total Fair Value 4.43%		$8,438,062

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$103,086	1.22%
Canada	86,162	1.02
Germany	(1,035,450)	(12.27)
Japan	3,042,957	36.06
United Kingdom	572,830	6.79
United States	5,668,477	67.18
	$8,438,062	100.00%

Percentages are based on Master's capital unless otherwise indicated.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$10,472,884	$(20,744,051)	$(17,124,169)	$(28,443,643)
Change in unrealized gains (losses) on open positions	(6,722,217)	33,392,528	(18,497,950)	7,564,798
Interest income	1,394,345	507,131	3,720,681	1,233,925
	5,145,012	13,155,608	(31,901,438)	(19,644,920)
Expenses:
Clearing fees	90,548	113,766	347,015	377,010
Other expenses	7,666	15,000	25,249	45,000
	98,214	128,766	372,264	422,010
Net income (loss)	5,046,798	13,026,842	(32,273,702)	(20,066,930)
Additions	10,045,000	5,082,000	51,584,292	42,524,000
Redemptions	(12,792,492)	(2,466,578)	(52,438,349)	(8,832,043)
Distribution of interest to feeder funds	(1,394,345)	(507,131)	(3,720,681)	(1,233,925)
Net increase (decrease) in Members' capital	904,961	15,135,133	(36,848,440)	12,391,102
Members' capital, beginning of period	189,576,648	142,332,586	227,330,049	145,076,617
Members' capital, end of period	$190,481,609	$157,467,719	$190,481,609	$157,467,719
Net asset value per Unit (112,015.0824 and 106,782.8891 Units outstanding at September 30, 2005 and 2004, respectively)	$1,700.50	$1,474,65	$1,700.50	$1,474.65
Net income (loss) per Unit of Member Interest	$44.39	$121.55	$(294.37)	$(191.47)

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,046,798	$13,026,842	$(32,273,702)	$(20,066,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,693,939	(11,107,273)	23,169,491	(11,027,332)
(Increase) decrease in net unrealized appreciation on open futures positions	(7,056,037)	(26,493,272)	(6,929,778)	(19,747,263)
(Increase) decrease in unrealized appreciation on open forward contracts	11,117,415	(4,457,361)	22,041,533	6,100,010
(Increase) decrease in interest receivable	(70,482)	(37,629)	(166,982)	(105,901)
Increase (decrease) in unrealized depreciation on open forward contracts	2,660,839	(2,441,895)	3,386,195	6,082,455
Accrued expenses:
Increase (decrease) in professional fees	(1,815)	14,148	15,211	24,148
Increase (decrease) in distribution payable	70,482	37,629	166,982	105,901
Net cash provided by (used in) operating activities	19,461,139	(31,458,811)	9,408,950	(38,634,912)
Cash flows from financing activities:
Proceeds from additions	10,045,000	5,082,000	51,584,292	42,524,000
Payments for redemptions	(12,792,492)	(2,466,578)	(52,438,349)	(8,832,043)
Distribution of interest to feeder funds	(1,394,345)	(507,131)	(3,720,681)	(1,233,925)
Net cash provided by (used in) by financing activities	(4,141,837)	2,108,291	(4,574,738)	32,458,032
Net change in cash	15,319,302	(29,350,520)	4,834,212	(6,176,880)
Unrestricted cash, at beginning of period	137,871,653	123,300,397	148,356,743	100,126,757
Unrestricted cash, at end of period	$153,190,955	$93,949,877	$153,190,955	$93,949,877

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$6.49	$99.58	$(406.92)	$(292.75)
Interest income	9.89	4.14	26.18	10.96
Expenses**	(14.16)	(11.44)	(41.17)	(40.08)
Increase (decrease) for the period	2.22	92.28	(421.91)	(321.87)
Net Asset Value per Redeemable Unit, beginning of period	1,627.63	1,431.89	2,051.76	1,846.04
Net Asset Value per Redeemable Unit, end of period	$1,629.85	$1,524.17	$1,629.85	$1,524.17

*	Includes brokerage commissions and expenses allocated from Master.

**	Excludes brokerage commissions and expenses allocated from Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees****	(7.0)%	(8.4)%	(7.1)%	(8.7)%
Operating expenses	9.4%	9.5%	9.2%	9.5%
Incentive fees	—%	—%	—%	—%
Total expenses	9.4%	9.5%	9.2%	9.5%
Total return:
Total return before incentive fees	0.1%	6.4%	(20.6)%	(17.4)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	0.1%	6.4%	(20.6)%	(17.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$32.14	$116.92	$(326.61)	$(203.34)
Interest income	12.33	4.77	32.48	12.32
Expenses**	(0.08)	(0.14)	(0.24)	(0.45)
Increase (decrease) for the period	44.39	121.55	(294.37)	(191.47)
Distributions	(12.33)	(4.77)	(32.48)	(12.32)
Net Asset Value per Unit, beginning of period	1,668.44	1,357.87	2,027.35	1,678.44
Net Asset Value per Unit, end of period	$1,700.50	$1,474.65	$1,700.50	$1,474.65

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets:***
Net investment income****	2.7%	1.0%	2.3%	0.7%
Operating expenses	0.2%	0.3%	0.3%	0.4%
Total return	2.7%	9.0%	(14.5)%	(11.4)%

***    Annualized

****   Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine months ended September 30, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $8,609,236 and $7,166,273, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $8,438,062 and $26,936,012, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 27.5% from $26,380,884 to $19,126,761. This decrease was attributable to a net loss from operations of $5,420,723, coupled with the redemption of 1,122.3889 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,833,400. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005 the Master's capital decreased 16.2% from $227,330,049 to $190,481,609. This decrease was attributable to a net loss from operations of $32,273,702, coupled with redemptions of 30,716.5626 Units totaling $52,438,349 and the distribution of interest totaling $3,720,681 paid to the feeder funds, which was partially offset by the additional sales of 30,600.3574 Units resulting in an inflow of $51,584,292. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable Unit increased 0.1% from $1,627.63 to $1,629.85 as compared to an increase of 6.4% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $386,745. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, metals, softs, index and livestock and were partially offset by losses in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $1,654,103. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals, indices, livestock, and softs.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets which were offset by losses in interest rates and currencies. Periodic trading opportunities in metals, grains and softs generated small gains for the Partnership. The overall net result was slightly positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity market produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisor.

During the Partnership's nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit decreased 20.6% from $2,051.76 to $1,629.85 as compared to a decrease of 17.4% during the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $4,289,993. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, metals, U.S. and non-U.S. interest rates and were partially offset by gains in softs, energy, livestock and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months of 2004 of $2,903,947. Losses were primarily attributable to the Master's trading of commodity futures in currencies, softs, livestock, non-U.S. interest rates, indices and metals and were partially offset by gains in energy, grains and U.S. interest rates.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $62,235 and $172,180, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2005 increased by $2,278, as compared to the corresponding period in 2004. The increase in commissions is due to a slight increase in net assets as compared to the corresponding period in 2004. Commissions and fees for the nine months ended September 30, 2005 decreased by $132,989, as compared to the corresponding period in 2004. The decrease in brokerage commissions is due to lower net assets during the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 2005 increased by $691, as compared to the corresponding period in 2004. The increase in management fees is due to a slight increase in net assets as compared to the corresponding period in 2004. Management fees for the nine months ended September 30, 2005 decreased by $44,392, as compared to the corresponding period in 2004. The decrease in management fees is due to lower net assets during the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended September 30, 2005 increased by $346, as compared to the corresponding period in 2004. The increase in administrative fees is due to a slight increase in net assets as compared to the corresponding period in 2004. Administrative fees for the nine month ended September 30, 2005 decreased by $22,196 as compared to the corresponding period in 2004. The decrease in administrative fees is due to lower net assets during the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2005, the Master's total capitalization was $190,481,609. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$10,960,436	5.75%	$14,185,209	$5,084,096	$10,548,242
Energy	6,855,200	3.60%	9,453,000	6,147,860	7,191,090
Grains	292,550	0.15%	686,681	190,121	437,994
Interest Rates U.S.	368,620	0.20%	1,980,000	229,065	903,173
Interest Rates Non -U.S.	2,826,559	1.48%	6,411,701	1,551,019	3,488,906
Livestock	52,800	0.03%	56,800	52,800	54,933
Metals
– Exchange Traded Contracts	903,000	0.47%	971,500	186,000	843,889
– OTC	618,580	0.33%	1,216,772	523,020	718,460
Softs	901,176	0.47%	990,600	705,052	928,006
Indices	2,440,216	1.28%	3,474,042	1,923,991	2,870,245
Total	$26,219,137	13.76%

*   Average of the month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	441.7011	$1,636.04	N/A	N/A
August 1, 2005 – August 31, 2005	27.1265	$1,638.01	N/A	N/A
September 1, 2005 – September 30, 2005	60.8745	$1,629.85	N/A	N/A
Total	529.7021	$1,634.63	N/A	N/A

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

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005