Form 10-K
period 2005-12-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2006-03-30
CIK 1013167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes              No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes              No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer             Accelerated filer               Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No  X

Limited Partnership Redeemable Units with an aggregate value of $19,472,376 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2006, 10,861.0170 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Smith Barney Mid-West Futures Fund L.P. II, (the "Partnership") is a limited partnership organized on June 3, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on September 1, 1994. Between July 7, 1994 and August 31, 1994, 9,421 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 1, 1994, at which time they were turned over to the Partnership for trading. From September 1, 1994 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership has invested all of its assets in the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). Partnership Redeemable Units were being continuously offered monthly during the continuous offering period through April 1997. The Partnership was authorized to sell 75,000 Redeemable Units. As of June 7, 1999, the Partnership was authorized to sell an additional 25,000 Redeemable Units. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2005, 2004, and 2003 are reported in the Statements of Changes in Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the Master. With this cash, the Partnership purchased 42,510.5077 Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("JWH") (the "Advisor") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. The commodity interests traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner is the managing member (the "Managing Member") of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership, are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

At December 31, 2005 and 2004, the Partnership owns 10.97% and 11.82%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner/Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2005 was $17,737,640.

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

Item 1A. Risk Factors

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisor's trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing

Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup' s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

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

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)	Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2005 was 301.

(c)	Dividends. The Partnership did not declare a distribution in 2005 or 2004.

(d)	Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2005, 2004 and 2003.

(e)	Compensation Plans. None.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets at December 31, 2005, 2004, 2003, 2002 and 2001, were as follows:

	2005	2004	2003	2002	2001
Realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $1,238,706, $1,513,848, $1,865,651, $1,967,411 and $2,506,228, respectively	$(6,066,209)	$3,205,518	$1,983,308	$8,791,282	$(889,142)
Interest income	456,273	228,372	229,309	377,817	1,122,566
	$(5,609,936)	$3,433,890	$2,212,617	$9,169,099	$233,424
Net income (loss)	$(6,279,604)	$2,654,645	$1,115,014	$8,196,531	$(1,014,999)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(498.98)	$205.72	$52.86	$431.46	$(43.77)
Total assets	$18,056,516	$26,928,378	$26,296,781	$28,253,989	$37,316,295

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

Responsibilities of the General Partner/Managing Member include:

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

As of December 31, 2005, the Master's assets were allocated among the JWH programs as follows:

Percentage Allocation in the Master as of December 31, 2005
Broadly Diversified Programs
• Original Investment Program	15%
• JWH GlobalAnalytics® Family of Programs	10%
Financial Programs
• Financial and Metals Portfolio	15%
• Global Financial & Energy Portfolio	15%
• Worldwide Bond Program	15%
Multiple Style Programs
• Currency Strategic Allocation Program	20%
Foreign Exchange Programs
• Dollar Based Program	10%

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

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master's net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

The General Partner/Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii)    The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained in the Master. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Redeemable Units at the Net Asset Value thereof as of the last day of any month on fifteen days' written notice to the General Partner. For the year ended December 31, 2005, 1,434.4766 Redeemable Units were redeemed totaling $2,363,640. For the year ended December 31, 2004, 1,047.6421 Redeemable Units were redeemed totaling $1,943,492 and 100.00000 Units of General Partner equivalent totaling $184,604. For the year ended December 31, 2003, 1,459.9888 Redeemable Units were redeemed totaling $2,979,528 and 50.0000 Units of General Partner equivalent totaling $102,821.

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

(c)    Results of Operations.

For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 24.3% from $2,051.76 to $1,552.78. For the year ended December 31, 2004, the Net Asset Value per Redeemable unit increased 11.1% from $1,846.04 to $2,051.76. For the year ended December 31, 2003, the Net Asset per Redeemable Unit increased 3.0% from $1,793.18 to $1,846.04.

The Partnership, through its investment in the Master, experienced net trading losses of $4,827,503 before commissions and expenses for the year ended December 31, 2005. Losses were attributable to the Master's trading of currencies, energy, grains, metals, U.S. and non-U.S. interest rates and were partially offset by gains incurred in the trading of livestock, softs and indices.

Trading results for the year 2005 were characterized by several events that made it extraordinarily difficult for the advisor's program to trade successfully and to retain profits when earned. While profitable trading did occur in the stock index, and softs sectors, these relatively slight gains were offset by losses experienced in the other sectors.

In financial markets, foreign stock market indices were the most profitable sector for the partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. More than offsetting these gains were losses in U.S. and non-U.S. interest rate contract trading.

Currency trading was also unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the advisor at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government's decision to revalue the Chinese yuan.

Profitable trading over the last half of the year in precious and base metals was able to offset most but not all of the losses incurred earlier in the year in the these markets. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

The energy markets provided profitable trading for much of the year with crude oil and natural gas prices dramatically reaching their peaks post Hurricanes Katrina and Rita. Prices had risen so much, so quickly, however, that a not unexpected reaction was for prices to trade in a wide range over the latter four months of the year. These types of markets were not conducive to profitable trading for the Advisor's trend-following strategies and resulted in a loss for the full year.

Overall, it was a particularly difficult year for the Partnership's Advisor with periods of favorable market conditions abruptly dashed by single events and prolonged volatility.

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

2004 started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's Advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. Late March through June 2004 was such a period for the Partnership's Advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With 2004 looking dismal going into the late summer, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. In late August the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's Advisor and provided a solidly profitable September and November for the Partnership. Volatility across many markets especially currencies and energy in December resulted in slight loss for the month. In spite of an extremely difficult and challenging year, the Partnership had an overall increase in net asset value per unit for the year.

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

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and members' capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Master's positions. The majority of the Master's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Masters' spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner/Managing Member expects that under normal circumstances substantially all of the Partnership's/Master's assets will be valued by objective measures and without difficulty.

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

The Master's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master's mark-to-market accounting, any loss in the fair value of the Master's open positions is directly reflected in the Master's earnings (realized or unrealized) and cash flow.

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

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2005 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2005, the Master's total capitalization was $163,812,603.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
— OTC Contracts	$7,825,928	4.78%	$17,193,806	$5,084,096	$10,343,780
Energy	3,968,100	2.42%	9,753,735	2,066,250	6,559,403
Grains	213,380	0.13%	686,681	137,727	367,680
Interest Rates U.S.	1,155,800	0.71%	2,373,400	229,065	1,350,279
Interest Rates Non-U.S.	2,047,806	1.25%	8,280,125	1,551,019	4,649,754
Livestock	45,500	0.03%	151,200	3,200	74,367
Metals
— Exchange Traded Contracts	1,236,500	0.75%	1,747,000	186,000	1,041,820
— OTC Contracts	935,698	0.57%	2,427,602	511,160	1,235,947
Softs	891,475	0.54%	1,580,442	515,760	960,763
Indices	3,088,372	1.89%	4,526,107	1,482,358	3,013,924
Total	$21,408,559	13.07%

* annual average based on month-end value at risk

As of December 31, 2004, the Master's total capitalization was $227,330,049.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies
— OTC Contracts	$18,279,082	8.04%	$19,488,397	$6,009,165	$11,416,523
Energy	8,464,810	3.72%	10,739,025	4,281,150	6,625,471
Grains	374,560	0.17%	1,167,650	324,855	792,869
Interest rates U.S.	1,593,745	0.70%	2,728,400	562,510	2,080,827
Interest rates Non-U.S.	8,321,211	3.66%	9,645,652	3,748,757	7,399,765
Livestock	129,150	0.06%	234,000	23,100	170,236
Metals
— Exchange Traded Contracts	1,413,000	0.62%	2,134,000	144,500	1,663,750
— OTC Contracts	2,260,564	0.99%	2,737,391	939,150	1,573,962
Softs	1,548,954	0.68%	1,735,047	560,686	1,175,096
Indices	5,266,285	2.32%	6,506,354	1,807,427	4,124,850
Total	$47,651,361	20.96%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2005, by market sector.

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

Currencies. The Master's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Managing Member does not anticipate that the risk profile of the Master's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Master in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Master's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of

December 31, 2005, the Master's primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States) stock indices. The Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being "whipsawed" into numerous small losses.)

Metals. The Master's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver.

Softs. The Master's primary commodities exposure is to agricultural price movements, which are often directly affected by severe, or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Master's commodity exposure as of December 31, 2005.

Energy. The Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2005.

Foreign Currency Balances. The Master's primary foreign currency balances were in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converted foreign currency balances to U.S. dollars in an attempt to control the Master's non-trading risk.

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

Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Mid-West Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Smith Barney Mid-West Futures Fund L.P. II (the "Partnership"), as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Mid-West Futures Fund L.P. II as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investment in Master, at fair value	$18,019,796	$26,911,329
Cash	36,720	17,049
	$18,056,516	$26,928,378
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions (Note 3c)	$90,283	$134,642
Management fees (Note 3b)	29,869	44,590
Administrative fees (Note 3a)	14,935	22,295
Professional fees	30,786	24,763
Other	13,755	15,097
Redemptions payable (Note 5)	139,248	306,107
	318,876	547,494
Partners' capital (Notes 1 and 5):
General Partner, 301.3070 Unit equivalents outstanding in 2005 and 2004	467,863	618,210
Limited Partners, 11,121.8791 and 12,556.3557 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	17,269,777	25,762,674
	17,737,640	26,380,884
	$18,056,516	$26,928,378

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Realized gains (losses) on closed positions and foreign currencies from Master	$(1,693,921)	$3,634,889	$3,369,625
Change in unrealized gains on open positions from Master	(3,133,582)	1,084,477	479,334
Expenses allocated from Master	(39,922)	(77,672)	(107,545)
	(4,867,425)	4,641,694	3,741,414
Interest income allocated from Master (Note 3c)	456,273	228,372	229,309
	(4,411,152)	4,870,066	3,970,723
Expenses:
Brokerage commissions (Note 3c)	1,198,784	1,436,176	1,758,106
Management fees (Note 3b)	396,611	475,623	582,488
Administrative fees (Note 3a)	198,304	237,810	291,243
Incentive fees (Note 3b)	—	—	178,139
Professional fees	49,675	44,879	39,498
Other expenses	25,078	20,933	6,235
	1,868,452	2,215,421	2,855,709
Net income (loss)	$(6,279,604)	$2,654,645	$1,115,014
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(498.98)	$205.72	$52.86

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Changes in Partners' Capital
for the years ended
December 31, 2005, 2004 and 2003

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2002	$27,012,395	$809,275	$27,821,670
Net income	1,080,639	34,375	1,115,014
Redemption of 1,459.9888 Redeemable Units of Limited Partnership Interest and 50.0000 Units of General Partnership equivalent	(2,979,528)	(102,821)	(3,082,349)
Partners' capital at December 31, 2003	25,113,506	740,829	25,854,335
Net income	2,592,660	61,985	2,654,645
Redemption of 1,047.6421 Redeemable Units of Limited Partnership Interest and 100.0000 Units of General Partnership equivalent	(1,943,492)	(184,604)	(2,128,096)
Partners' capital at December 31, 2004	25,762,674	618,210	26,380,884
Net loss	(6,129,257)	(150,347)	(6,279,604)
Redemption of 1,434.4766 Redeemable Units of Limited Partnership Interest	(2,363,640)	—	(2,363,640)
Partners' capital at December 31, 2005	$17,269,777	$467,863	$17,737,640

Net asset value per Redeemable Unit:

2003	$1,846.04
2004	$2,051.76
2005	$1,552.78

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(6,279,604)	$2,654,645	$1,115,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Proceeds from sale of investment in Partnership	4,024,108	4,008,856	5,697,031
Net unrealized appreciation (depreciation) on investment in Partnerships	4,867,425	(4,641,695)	(3,741,414)
Accrued expenses:
Increase (decrease) in commissions	(44,359)	3,158	(9,786)
Increase (decrease) in management fees	(14,721)	1,020	(3,242)
Increase (decrease) in administrative fees	(7,360)	510	(1,621)
Increase (decrease) in professional fees	6,023	5,502	(2,317)
Increase (decrease) in other	(1,342)	11,232	(55)
Net cash provided by (used in) operating activities	2,550,170	2,043,228	3,053,610

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(2,530,499)	(1,859,866)	(2,952,380)
Payments for redemptions – General Partner	—	(184,604)	(102,821)
Net cash provided by (used in) financing activities	(2,530,499)	(2,044,470)	(3,055,201)
Net change in cash	19,671	(1,242)	(1,591)
Cash, at beginning of year	17,049	18,291	19,882
Cash, at end of year	$36,720	$17,049	$18,291

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

1.    Partnership Organization:

Smith Barney Mid-West Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on June 3, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading on September 1, 1994. From September 1, 1994 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The commodity interests that were traded by the Partnership are volatile and involved a high degree of market risk. The Partnership was authorized to sell 75,000 redeemable units of Limited Partnership Interest ("Redeemable Units") during its initial offering period. As of June 7, 1999, the Partnership was authorized to sell an additional 25,000 Redeemable Units.

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 42,510.5077 Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("JWH") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the condensed schedules of investments, are contained elsewhere in this report and should be read together with the Partnership's financial statements.

At December 31, 2005 and 2004, the Partnership owns 10.97% and 11.82%, respectively of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner and the Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

2.    Accounting Policies:

a.	The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the Advisor, provides that the Advisor has sole discretion in determining the allocation of the assets of the Partnership. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement of the Partnership.

c.	Customer Agreement:

The Partnership is obligated to pay a brokerage fee equal to ½% of 1% (6% per year) on month-end Net Assets allocated pro-rata from the Master. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees will be borne by the Master and allocated pro-rata to the Partnership through its investment in Master. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership. CGM pays the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month.

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$(482.16)	$246.85	$111.43
Interest income	37.67	16.88	15.58
Expenses**	(54.49)	(58.01)	(74.15)
Increase (decrease) for year	(498.98)	205.72	52.86
Net Asset Value per Redeemable Unit, beginning of year	2,051.76	1,846.04	1,793.18
Net Asset Value per Redeemable Unit, end of year	$1,552.78	$2,051.76	$1,846.04
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(7.0)%	(8.7)%	(8.9)%
Operating expenses	9.3%	9.7%	9.7%
Incentive fees	—%	—%	0.6%
Total expenses	9.3%	9.7%	10.3%
Total return:
Total return before incentive fees	(24.3)%	11.1%	3.7%
Incentive fees	—%	—%	(0.7)%
Total return after incentive fees	(24.3)%	11.1%	3.0%

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	Interest income less total expenses (exclusive of incentive fees)

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

Smith Barney Mid-West Futures Fund L.P. II

Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$(694,870)	$198,669	$251,773	$(5,365,508)
Net Income (loss)	$(858,881)	$30,259	$90,070	$(5,541,052)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(77.07)	$2.22	$8.54	$(432.67)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$7,290,651	$1,398,984	$(6,870,466)	$1,614,721
Net Income (loss)	$7,055,492	$1,246,420	$(7,044,834)	$1,397,567
Increase (decrease) in Net Asset Value per Redeemable Unit	$527.59	$92.28	$(514.05)	$99.90

To the Members of
JWH Strategic Allocation Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, JWH Strategic Allocation Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors' Report

To the Members of
    JWH Strategic Allocation Master Fund LLC:

We have audited the accompanying statements of financial condition of JWH Strategic Allocation Master Fund LLC (the "Company"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC as of December 31, 2005 and 2004, and the results of its operations, changes in its members' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account: Cash (restricted $23,817,475 and $52,152,846 in 2005 and 2004, respectively) (Note 3c)	$163,966,877	$200,509,589
Net unrealized appreciation on open futures positions	—	2,816,587
Unrealized appreciation on open forward contracts	7,440,156	29,891,977
	171,407,033	233,218,153
Interest receivable	485,811	311,148
	$171,892,844	$233,529,301
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$3,646,687	$—
Unrealized depreciation on open forward contracts	3,896,303	5,772,552
Accrued expenses:
Professional fees	51,440	115,552
Distribution payable	485,811	311,148
	8,080,241	6,199,252
Members' capital:
Members' capital, 99,442.6187 and 112,131.2876 Units outstanding in 2005 and 2004, respectively	163,812,603	227,330,049
	$171,892,844	$233,529,301

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(5,388,180)	(3.29)%
Grains	4,425	0.00 *
Indices	887,362	0.54
Interest Rates Non-U.S.	2,450	0.00 *
Livestock	61,790	0.04
Metals	2,121,145	1.30
Softs	1,449,421	0.89
Total futures contracts purchased	(861,587)	(0.52)

Futures Contracts Sold
Energy	(406,499)	(0.25)
Grains	(198,697)	(0.12)
Interest Rates U.S.	(553,540)	(0.34)
Interest Rates Non-U.S.	(925,603)	(0.56)
Softs	(700,761)	(0.43)
Total futures contracts sold	(2,785,100)	(1.70)

Unrealized Appreciation on Forward Contracts
Currencies	4,917,155	3.00
Metals	2,523,001	1.54
Total unrealized appreciation on forward contracts	7,440,156	4.54

Unrealized Depreciation on Forward Contracts
Currencies	(3,172,504)	(1.94)
Metals	(723,799)	(0.44)
	(3,896,303)	(2.38)
Total Fair Value	$(102,834)	(0.06)%

Percentages are based on Members' capital unless otherwise indicated

*	Due to rounding

See accompanying notes to financial statements.

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$900	0.00%*
Indices	794,965	0.35
Interest Rates - U.S.	(757,875)	(0.33)
Interest Rates Non-U.S.	(59,280)	(0.03)
Metals	(825,978)	(0.36)
Softs	1,435,024	0.63
Total futures contracts purchased	587,756	0.26

Futures Contracts Sold
Energy	2,791,481	1.23
Grains	970,394	0.43
Indices	(876,403)	(0.39)
Interest Rates - U.S.	(234,931)	(0.10)
Livestock	53,450	0.02
Metals	71,100	0.03
Softs	(546,260)	(0.24)
Total futures contracts sold	2,228,831	0.98

Unrealized Appreciation on Forward Contracts
Currencies	26,407,028	11.62
Metals	3,484,949	1.53
Total unrealized appreciation on forward contracts	29,891,977	13.15

Unrealized Depreciation on Forward Contracts
Currencies	(3,208,972)	(1.41)
Metals	(2,563,580)	(1.13)
Total unrealized depreciation on forward contracts	(5,772,552)	(2.54)

Total fair value	$26,936,012	11.85%

Percentages are based on Members' capital unless otherwise indicated.

*	Due to rounding

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(13,743,649)	$30,114,264	$1,507,963
Change in unrealized gains (losses) on open positions	(27,038,846)	13,762,492	3,778,565
	(40,782,495)	43,876,756	5,286,528
Interest income	5,162,509	2,057,684	1,160,948
	(35,619,986)	45,934,440	6,447,476

Expenses:
Clearing fees	426,530	491,209	438,351
Professional fees	(54,074)	60,000	60,000
	372,456	551,209	498,351
Net income (loss)	$(35,992,442)	$45,383,231	$5,949,125

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$(333.20)	$368.39	$202.70

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statement of Changes in Members' Capital
for the years ended December 31, 2005, 2004 and 2003

Members' Capital
Members' capital at December 31, 2002	$90,459,415
Net Income	5,949,125
Sale of 33,577.0811 Units of Members' Interest	63,340,545
Redemption of 7,806.0512 Units of Members' Interests	(13,511,520)
Distribution of interest to feeder funds	(1,160,948)
Members' capital at December 31, 2003	145,076,617
Net Income	45,383,231
Sale of 40,227.5910 Units of Members' Interest	64,674,000
Redemption of 14,531.4863 Units of Members' Interests	(25,746,115)
Distribution of interest to feeder funds	(2,057,684)
Members' capital at December 31, 2004	227,330,049
Net loss	(35,992,442)
Sale of 30,875.5707 Units of Members' Interests	52,052,292
Redemption of 43,564.2396 Units of Members' Interests	(74,414,787)
Distribution of interest to feeder funds	(5,162,509)
Members' capital at December 31, 2005	$163,812,603

Net Asset Value per Unit:

2003	$1,678.44
2004	$2,027.35
2005	$1,647.31

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(35,992,442)	$45,383,231	$5,949,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	28,335,371	(20,300,101)	(16,808,433)
(Increase) decrease in unrealized appreciation on open futures positions	2,816,587	(1,339,486)	3,067,444
(Increase) decrease in unrealized appreciation on open forward contracts	22,451,821	(16,395,964)	(5,967,663)
(Increase) decrease in interest receivable	(174,663)	(230,431)	3,762
Increase (decrease) in unrealized depreciation on open futures positions	3,646,687	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,876,249)	3,972,958	(878,346)
Accrued expenses:
Increase (decrease) in professional fees	(64,112)	39,147	28,582
Net cash provided by (used in) operating activities	19,143,000	11,129,354	(14,605,529)
Cash flows from financing activities:
Proceeds from additions	52,052,292	64,674,000	63,340,545
Payment for redemptions	(74,414,787)	(25,746,115)	(13,511,520)
Distribution of interest to feeder funds	(4,987,846)	(1,827,253)	(1,164,710)
Net cash provided by (used in) financing activities	(27,350,341)	37,100,632	48,664,315
Net change in cash	(8,207,341)	48,229,986	34,058,786
Unrestricted cash, at beginning of year	148,356,743	100,126,757	66,067,971
Unrestricted cash, at end of year	$140,149,402	$148,356,743	$100,126,757

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

Effective January 26, 2001, Shearson Mid-West Futures Fund ("Mid-West") and Smith Barney Mid-West Futures Fund L.P. II ("Mid-West II") allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units of the Master with a fair value of $74,020,393. On March 1, 2001, The Saugatuck Fund L.P. ("Saugatuck") allocated substantially all of their capital to the Master and purchased a total of 20,750.0000 Units of the Master with cash equal to $20,750,000. On December 1, 2001, The Aspetuck Fund L.P. ("Aspetuck") allocated substantially all of their capital to the Master and purchased a total of 3,184.5305 Units of the Master with cash equal to $3,050,000. On November 1, 2002, JWH Global Strategies Limited Series ("JWH Global Strategies") allocated substantially all of their capital to the Master and purchased a total of 1,338.2964 Units of the Master with cash equal to $2,000,000. On May 22, 2003, SSB Diversified 2000 Futures Fund L.P. ("Diversified 2000") allocated a portion of their capital to the Master and purchased a total of 14,370.0894 Units of the Master with a fair value of $27,367,545. On July 1, 2005, CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of its capital to the Master and purchased 4,195.5111 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master's investors consist of Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, Diversified 2000 and CMF Institutional (each a "Member", collectively the "Feeder Funds") with 10.87%, 10.97%, 5.47%, 14.95%, 40.49%, 14.42% and 2.83% ownerships of the Master at December 31, 2005, respectively. Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies and Diversified 2000 owned 11.69%, 11.82%, 4.79%, 13.40%, 46.09% and 12.21% ownerships of the Master at December 31, 2004, respectively, and with 17.84%, 18.11%, 5.91%, 21.06%, 18.13% and 18.95% ownership of the Master at December 31, 2003, respectively.

Citigroup Managed Futures LLC acts as the managing member (the "Managing Member") of the Master. The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the Managing Member. The Managing Member is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among the other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held by the Master for margin requirements was $23,817,475 and $52,152,846, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2005 and 2004, based on a monthly calculation, was $9,833,608 and $7,166,273, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A Member may require the Master to redeem their Units

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$(380.61)	$349.49	$188.13
Interest income	46.84	19.48	15.41
Expenses**	0.57	(0.58)	(0.84)
Increase (decrease) for period	(333.20)	368.39	202.70
Distributions	(46.84)	(19.48)	(15.41)
Net Asset Value per Unit, beginning of year	2,027.35	1,678.44	1,491.15
Net Asset Value per Unit, end of year	$1,647.31	$2,027.35	$1,678.44
Ratio to average net assets***
Net investment income****	2.5%	0.9%	0.5%
Operating expenses	(0.2)%	(0.3)%	(0.4)%
Total return	(16.4)%	21.9%	13.6%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses (exclusive of incentive fees).

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2005 and 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(3,798,063)	$5,054,464	$5,728,983	$(43,031,900)
Net Income (loss)	$(3,718,740)	$5,046,798	$5,721,400	$(43,041,900)
Increase (decrease) in Net Asset Value per Unit	$(38.83)	$44.39	$49.01	$(387.77)
	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$65,465,161	$13,041,842	$(44,742,215)	$11,678,443
Net Income (loss)	$65,450,161	$13,026,842	$(44,757,215)	$11,663,443
Increase (decrease) in Net Asset Value per Unit	$559.94	$121.55	$(445.46)	$132.36

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

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Officers of the Registrant.

The Partnership has no officers or directors and its General Partner, Citigroup Managed Futures LLC, manages its affairs. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2005, CGM earned $1,198,784 in brokerage commissions and clearing fees. The Advisor earned $396,611 in management fees during 2005. During the year ended December 31, 2005, the General Partner earned $198,304 in administrative fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 301.3070 Redeemable Units (2.6%) of partnership interest as of December 31, 2005.

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

2005            $19,000

2004            $19,890

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005            $7,606

2004            $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: Statements of Financial Condition at December 31, 2005 and 2004.

Condensed Schedules of Investments at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.9 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2000 (previously filed).

10.10 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2001 (previously filed).

10.11 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2002 (previously filed).

10.12 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2003 (previously filed).

10.13 – Letter from the General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2004 (previously filed).

10.14 – Letter from General Partner to John W. Henry & Company, Inc. extending Management Agreement for 2005 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2006.

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

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director

/s/ Daniel R. McAuliffe, Jr.	/s/ Jerry Pascucci
Daniel R. McAuliffe, Jr.	Jerry Pascucci
Chief Financial Officer and Director	Director

/s/ Maureen O'Toole	/s/ Jennifer Magro
Maureen O'Toole	Jennifer Magro
Director	Director

/s/ Ihor Rakowsky
Ihor Rakowsky
Secretary and Director