Form 10-Q
period 2006-09-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2006-11-14
CIK 1013167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II — Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$13,808,864	$18,019,796
Cash	42,931	36,720
	$13,851,795	$18,056,516
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$69,259	$90,283
Management fees	22,889	29,869
Administrative fees	11,444	14,935
Other	49,247	44,541
Redemptions payable	210,103	139,248
	362,942	318,876
Partners' Capital:
General Partner, 301.3070 Unit equivalents outstanding in 2006 and 2005	414,864	467,863
Limited Partners, 9,495.3728 and 11,121.8791 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	13,073,989	17,269,777
	13,488,853	17,737,640
	$13,851,795	$18,056,516

See accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions and foreign currencies allocated from Master	$(772,605)	$1,053,143	$(1,604,875)	$(2,065,829)
Change in unrealized gains (losses) on open positions allocated from Master	900,305	(666,398)	419,156	(2,224,164)
Expenses allocated from Master	(7,199)	(10,047)	(24,016)	(39,880)
Interest income received from Master	136,752	118,185	418,050	322,405
	257,253	494,883	(791,685)	(4,007,468)
Expenses:
Brokerage commissions	205,446	296,214	688,655	907,597
Management fees	67,837	98,010	227,479	300,243
Administrative fees	33,918	49,005	113,739	150,120
Other	20,647	21,395	60,427	55,295
	327,848	464,624	1,090,300	1,413,255
Net income (loss)	(70,595)	30,259	(1,881,985)	(5,420,723)
Redemptions – Limited Partners	(432,945)	(866,290)	(2,366,802)	(1,833,400)
Net decrease in Partners' Capital	(503,540)	(836,031)	(4,248,787)	(7,254,123)
Partners' Capital, beginning of period	13,992,393	19,962,792	17,737,640	26,380,884
Partners' Capital, end of period	$13,488,853	$19,126,761	$13,488,853	$19,126,761
Net Asset Value per Redeemable Unit (9,796.6798 and 11,735.2738 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,376.88	$1,629.85	$1,376.88	$1,629.85
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(6.17)	$2.22	$(175.90)	$(421.91)

See accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(70,595)	$30,259	$(1,881,985)	$(5,420,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Master	568,386	1,259,344	3,001,197	3,203,289
Unrealized (appreciation) depreciation on investment in Master	(120,501)	(376,698)	1,209,735	4,329,875
Accrued expenses:
Increase (decrease) in brokerage commissions	(2,267)	(4,465)	(21,024)	(37,617)
Increase (decrease) in management fees	(741)	(1,466)	(6,980)	(12,466)
Increase (decrease) in administrative fees	(371)	(733)	(3,491)	(6,233)
Increase (decrease) in other	(6,165)	(9,085)	4,706	(6,131)
Net cash provided by (used in) operating activities	367,746	897,156	2,302,158	2,049,994
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(373,291)	(907,612)	(2,295,947)	(2,040,291)
Net change in cash	(5,545)	(10,456)	6,211	9,703
Cash, at beginning of period	48,476	37,208	36,720	17,049
Cash, at end of period	$42,931	$26,752	$42,931	$26,752

See accompanying Notes to Financial Statements.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With this cash, the Partnership purchased 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the ‘‘Advisor’’) using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2006, the Partnership owned 11.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

As of September 30, 2006, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $16,987,329 and $23,817,475 in 2006 and 2005, respectively)	$120,888,130	$163,966,877
Net unrealized appreciation on open futures positions	4,917,447	—
Unrealized appreciation on open forward contracts	1,755,796	7,440,156
	127,561,373	171,407,033
Interest receivable	462,088	485,811
	$128,023,461	$171,892,844
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures position	$—	$3,646,687
Unrealized depreciation on open forward contracts	2,954,164	3,896,303
Accrued expenses:
Other	38,302	51,440
Distribution payable	462,088	485,811
	3,454,554	8,080,241
Members' Capital:
Members' Capital, 81,593.8633 and 99,442.6187 Units outstanding in 2006 and 2005, respectively	124,568,907	163,812,603
	$128,023,461	$171,892,844

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Members' Capital
Futures Contracts Purchased
Grains	$35,675	0.03%
Indices	450,653	0.36
Interest Rates U.S.	1,960,855	1.58
Interest Rates Non-U.S.	1,345,931	1.08
Softs	54,985	0.04
Total futures contracts purchased	3,848,099	3.09
Futures Contracts Sold
Energy	961,088	0.77
Grains	373,441	0.30
Interest Rates Non-U.S.	(161,427)	(0.13)
Metals	(341,520)	(0.27)
Softs	237,766	0.19
Total futures contracts sold	1,069,348	0.86
Unrealized Appreciation on Forward Contracts
Currencies	1,754,296	1.41
Metals	1,500	0.00 *
Total unrealized appreciation on forward contracts	1,755,796	1.41
Unrealized Depreciation on Forward Contracts
Currencies	(2,742,161)	(2.20)
Metals	(212,003)	(0.17)
Total unrealized depreciation on forward contracts	(2,954,164)	(2.37)
Total Fair Value	$3,719,079	2.99%

Percentages are based on Members' Capital unless otherwise indicated.

*	Due to rounding

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(6,971,957)	$10,472,884	$(14,213,888)	$(17,124,169)
Change in unrealized gains (losses) on open positions	8,226,478	(6,722,217)	3,821,913	(18,497,950)
Interest income	1,443,244	1,394,345	4,485,990	3,720,681
	2,697,765	5,145,012	(5,905,985)	(31,901,438)

Expenses:
Clearing fees	63,725	90,548	213,302	347,015
Other	1,447	7,666	7,889	25,249
	65,172	98,214	221,191	372,264
Net income (loss)	2,632,593	5,046,798	(6,127,176)	(32,273,702)
Additions	2,217,000	10,045,000	6,844,857	51,584,292
Redemptions	(10,416,824)	(12,792,492)	(35,475,387)	(52,438,349)
Distribution of interest to feeder funds	(1,443,244)	(1,394,345)	(4,485,990)	(3,720,681)
Net increase (decrease) in Members' Capital	(7,010,475)	904,961	(39,243,696)	(36,848,440)
Members' Capital, beginning of period	131,579,382	189,576,648	163,812,603	227,330,049
Members' Capital, end of period	$124,568,907	$190,481,609	$124,568,907	$190,481,609
Net Asset Value per Unit (81,593.8633 and 112,015.0824 Units outstanding in September 30, 2006 and 2005, respectively)	$1,526.69	$1,700.50	$1,526.69	$1,700.50
Net income (loss) per Unit of Member Interest	$32.04	$44.39	$(70.77)	$(294,37)

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,632,593	$5,046,798	$(6,127,176)	$(32,273,702)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(4,768,476)	7,693,939	6,830,146	23,169,491
(Increase) decrease in unrealized appreciation on open futures positions	(4,917,447)	(7,056,037)	(4,917,447)	(6,929,778)
(Increase) decrease in unrealized appreciation on open forward contracts	(182,793)	11,117,415	5,684,360	22,041,533
(Increase) decrease in interest receivable	32,966	(70,482)	23,723	(166,982)
Increase (decrease) in unrealized depreciation on open futures positions	(1,341,127)	—	(3,646,687)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,785,111)	2,660,839	(942,139)	3,386,195
Accrued expenses:
Increase (decrease) in other	(9,386)	(1,815)	(13,138)	15,211
Net cash provided by (used in) operating activities	(10,338,781)	19,390,657	(3,108,358)	9,241,968
Cash flows from financing activities:
Proceeds from additions	2,217,000	10,045,000	6,844,857	51,584,292
Payments for redemptions	(10,416,824)	(12,792,492)	(35,475,387)	(52,438,349)
Distribution of interest to feeder funds	(1,476,210)	(1,323,863)	(4,509,713)	(3,553,699)
Net cash provided by (used in) by financing activities	(9,676,034)	(4,071,355)	(33,140,243)	(4,407,756)
Net change in cash	(20,014,815)	15,319,302	(36,248,601)	4,834,212
Unrestricted cash, at beginning of period	123,915,616	137,871,653	140,149,402	148,356,743
Unrestricted cash, at end of period	$103,900,801	$153,190,955	$103,900,801	$153,190,955

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(7.59)	$6.49	$(177.49)	$(406.92)
Interest income	13.64	9.89	39.54	26.18
Expenses**	(12.22)	(14.16)	(37.95)	(41.17)
Increase (decrease) for the period	(6.17)	2.22	(175.90)	(421.91)
Net Asset Value per Redeemable Unit, beginning of period	1,383.05	1,627.63	1,552.78	2,051.76
Net Asset Value per Redeemable Unit, end of period	$1,376.88	$1,629.85	$1,376.88	$1,629.85

*	Includes brokerage commissions and expenses allocated from Master

**	Excludes brokerage commissions and expenses allocated from Master

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees****	(5.6)%	(7.0)%	(5.8)%	(7.1)%
Operating expenses	9.6%	9.4%	9.6%	9.2%
Incentive fees	—%	—%	—%	—%
Total expenses	9.6%	9.4%	9.6%	9.2%
Total return:
Total return before incentive fees	(0.4)%	0.1%	(11.3)%	(20.6)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(0.4)%	0.1%	(11.3)%	(20.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$14.62	$32.14	$(120.53)	$(326.61)
Interest income	17.44	12.33	49.85	32.48
Expenses**	(0.02)	(0.08)	(0.09)	(0.24)
Increase (decrease) for the period	32.04	44.39	(70.77)	(294.37)
Distributions	(17.44)	(12.33)	(49.85)	(32.48)
Net Asset Value per Unit, beginning of period	1,512.09	1,668.44	1,647.31	2,027.35
Net Asset Value per Unit, end of period	$1,526.69	$1,700.50	$1,526.69	$1,700.50

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets:***
Net investment income****	4.4%	2.7%	4.0%	2.3%
Operating expenses	0.2%	0.2%	0.2%	0.3%
Total return	2.1%	2.7%	(4.3)%	(14.5)%

***    Annualized.

****   Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of Member's capital transactions during the period.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine months ended September 30, 2006 and the year ended December 31, 2005, based on a monthly calculation, were $4,016,769 and $9,833,608, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $3,719,079 and $(102,834), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets of the Master are traded.

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 24.0% from $17,737,640 to $13,488,853. This decrease was attributable to a net loss from operations of $1,881,985, coupled with the redemption of 1,626.5063 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,366,802. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006 the Master's capital decreased 24.0% from $163,812,603 to $124,568,907. This decrease was attributable to a net loss from operations of $6,127,176, coupled with redemptions of 22,258.2931 Units totaling $35,475,387 and the distribution of interest totaling $4,485,990 paid to the feeder funds, which was partially offset by the additional sales of 4,409.5377 Units resulting in an inflow of $6,844,857. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts of the Master are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and Members' capital.

Results of Operations

During the Partnership's third quarter of 2006 the Net Asset Value per Redeemable Unit decreased 0.4% from $1,383.05 to $1,376.88 as compared to an increase of 0.1% in the third quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the third quarter of 2006 of $127,700. Gains were primarily attributable to the Master's trading of commodity futures in energy, softs and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals, grains and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the third quarter of 2005 of $386,745. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, metals, softs, indices and livestock and were partially offset by losses in currencies, U.S. and non-U.S. interest rates.

During the third quarter of 2006, the Master weathered some unfavorable conditions for the long-term trend following approach. Geopolitical events, extreme weather conditions, and speculation over U.S. interest rate policy caused unfavorable price activity within the sectors traded by the Fund.

In the energy sector, profits were captured when natural gas and crude oil prices tumbled as tensions in the Middle East eased and mild weather in the U.S. allowed inventories to climb toward an all-time high. The Master posted modest profits in the fixed income market as U.S. treasuries had their biggest quarterly gains in four years and European 10-year bonds posted their first quarterly gain since June 2005.

Losses for the Master were accumulated in currencies, grains, metals, and equity indices. The Master posted gains from trading in Japanese Yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. Despite modest gains in August driven by higher global demand estimates, the precious metals sector was unprofitable for the period as prevailing trends reversed. Losses were accumulated as prices in grain markets remained in longstanding ranges throughout the quarter. The Master also suffered losses in equity indices, many of which reversed to the upside on decreased fears of inflation.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 11.3% from $1,552.78 to $1,376.88 as compared to a decrease of 20.6% during the nine months ended September 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2006 of $1,185,719. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in U.S. and non-U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $4,289,993. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, metals, U.S. and non-U.S. interest rates and were partially offset by gains in softs, energy, livestock and indices.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 increased by $18,567 and $95,645, respectively, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $90,768 and $218,942, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $30,173 and $72,764, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2006 decreased by $15,087 and $36,381, respectively, as compared to the corresponding periods in 2005. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2006 and 2005.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2006 and the highest, lowest and average values at any point during the three months ended September 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2006, the Master's total capitalization was $124,568,907. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$4,491,675	3.61%	$7,701,275	$3,092,251	$4,523,925
Energy	1,703,200	1.37%	2,105,600	323,900	1,006,433
Grains	280,712	0.22%	377,335	58,860	191,991
Interest Rates U.S.	1,309,400	1.05%	1,506,050	52,500	888,067
Interest Rates Non-U.S.	4,940,202	3.97%	5,741,166	936,331	3,647,866
Metals
– Exchange Traded Contracts	819,500	0.66%	852,000	42,000	566,167
– OTC Contracts	227,194	0.18%	227,194	74,149	125,255
Softs	599,060	0.48%	612,550	308,160	561,680
Indices	1,187,102	0.95%	2,319,636	991,460	1,520,845
Total	$15,558,045	12.49%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnerships Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	97.6947	$1,287.86	N/A	N/A
August 1, 2006 – August 31, 2006	70.0782	$1,384.53	N/A	N/A
September 1, 2006 – September 30, 2006	152.5932	$1,376.88	N/A	N/A
	320.3661	$1,349.76	N/A	N/A

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

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006