Form 10-Q
period 2007-03-31
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2007-05-15
CIK 1013167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes          No X

As of April 30, 2007, 7,710.0203 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$9,026,885	$11,662,088
Cash	30,094	31,868
	$9,056,979	$11,693,956
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$45,285	$58,470
Management fees	14,966	19,349
Administrative fees	7,483	9,674
Other	32,217	26,145
Redemptions payable	352,305	301,656
	452,256	415,294
Partners’ Capital:
General Partner, 76.2512 and 301.3070 Redeemable Unit equivalents outstanding in 2007 and 2006	82,804	377,001
Limited Partners, 7,847.5244 and 8,712.8355 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	8,521,919	10,901,661
	8,604,723	11,278,662
	$9,056,979	$11,693,956

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Realized losses on closed positions and foreign currencies allocated from Master	$(1,085,470)	$(2,306,652)
Change in unrealized gains (losses) on open positions allocated from Master	(175,641)	1,057,483
Expenses allocated from Master	(6,236)	(10,388)
	(1,267,347)	(1,259,557)
Interest income allocated from Master	103,286	136,378
	(1,164,061)	(1,123,179)

Expenses:
Brokerage commissions	152,344	243,270
Management fees	50,369	80,401
Administrative fees	25,185	40,201
Other	12,071	18,513
	239,969	382,385
Net loss	(1,404,030)	(1,505,564)
Redemptions - Limited Partners	(1,025,512)	(796,410)
Redemptions - General Partner	(244,397)	—
Net decrease in Partners’ Capital	(2,673,939)	(2,301,974)
Partners’ Capital, beginning of period	11,278,662	17,737,640
Partners’ Capital, end of period	$8,604,723	$15,435,666
Net Asset Value per Redeemable Unit (7,923.7756 and 10,855.2052 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$1,085.94	$1,421.96
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Redeemable Unit equivalent	$(165.28)	$(130.82)

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,404,030)	$(1,505,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Master	1,471,142	897,586
Net unrealized (appreciation) depreciation on investment in Master	1,164,061	1,123,179
Accrued expenses:
Increase (decrease) in brokerage commissions	(13,185)	(10,006)
Increase (decrease) in management fees	(4,383)	(3,349)
Increase (decrease) in administrative fees	(2,191)	(1,675)
Increase (decrease) in other	6,072	18,513
Net cash provided by (used in) operating activities	1,217,486	518,684
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(974,863)	(498,947)
Payments for redemptions – General Partner	(244,397)	—
Net cash provided by (used in) financing activities	(1,219,260)	(498,947)
Net change in cash	(1,774)	19,737
Cash, at beginning of period	31,868	36,720
Cash, at end of period	$30,094	$56,457

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
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

On January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With its cash, the Partnership purchased 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts managed by JWH, including the Partnership, are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this Master/Feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2007, the Partnership owned 10.5% of the Master. As of December 31, 2006 the Partnership owned 11.2% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Statements of Income and Expenses and Members’ Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

As of March 31, 2007, all trading decisions for the Partnership are being made by JWH.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 and its Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three months ended March 31, 2007 and 2006 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,850,688 and $16,056,194 in 2007 and 2006, respectively)	$86,786,094	$103,139,993
Net unrealized appreciation on open futures positions	152,456	—
Unrealized appreciation on open forward contracts	1,138,682	2,039,415
	88,077,232	105,179,408
Interest receivable	360,522	403,670
	$88,437,754	$105,583,078
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$695,449
Unrealized depreciation on open forward contracts	2,119,562	619,980
Accrued expenses:
Professional fees	18,310	14,067
Distribution payable	360,522	403,670
	2,498,394	1,733,166
Members’ Capital:
Members’ capital, 69,538.9223 and 73,923.1510 Units outstanding in 2007 and 2006, respectively	85,939,360	103,849,912
	$88,437,754	$105,583,078

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy	$184,376	0.21%
Grains	(32,831)	(0.03)
Indices	29,793	0.04
Interest Rates U.S.	(116,147)	(0.14)
Interest Rates Non-U.S.	(34,556)	(0.04)
Livestock	(2,800)	(0.00)*
Metals	4,370	0.00 *
Softs	(1,250)	(0.00)*
Total futures contracts purchased	30,955	0.04

Futures Contracts Sold
Energy
Grains	73,075	0.08
Interest Rates Non-U.S.	21,962	0.03
Metals	(15,900)	(0.02)
Softs	42,364	0.05
Total futures contracts sold	121,501	0.14

Unrealized Appreciation on Forward Contracts
Metals	278,879	0.33
Currencies	859,803	1.00
Total unrealized appreciation on forward contracts	1,138,682	1.33

Unrealized Depreciation on Forward Contracts
Metals	(618,401)	(0.72)
Currencies	(1,501,161)	(1.75)
Total unrealized depreciation on forward contracts	(2,119,562)	(2.47)
Total fair value	$(828,424)	(0.96)%

Percentages are based on Members’ capital unless otherwise indicated.

*	Due to rounding

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
December 31, 2006
(unaudited)

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
March 31, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net losses on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(10,237,174)	$(21,283,278)
Change in unrealized gains (losses) on open positions	(1,552,410)	9,945,319
Interest income	1,103,579	1,474,109
	(10,686,005)	(9,863,850)
Expenses:
Clearing fees	48,494	90,691
Professional fees	9,443	5,009
	57,937	95,700
Net loss	(10,743,942)	(9,959,550)
Additions	2,000,000	3,172,857
Redemptions	(8,063,031)	(8,687,666)
Distribution of interest to feeder funds	(1,103,579)	(1,474,109)
Net decrease in Members’ Capital	(17,910,552)	(16,948,468)
Members’ Capital, beginning of period	103,849,912	163,812,603
Members’ Capital, end of period	$85,939,360	$146,864,135
Net Asset Value per Unit (69,538.9223 and 95,878.5473 Units outstanding at March 31, 2007 and 2006, respectively)	$1,235.85	$1,531.77
Net loss per Unit of Member Interest	$(153.39)	$(100.42)

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,743,942)	$(9,959,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	12,205,506	5,459,857
(Increase) decrease in net unrealized appreciation on open futures positions	(152,456)	(11,118,996)
Increase (decrease) in unrealized appreciation on open forward contracts	900,733	3,052,909
(Increase) decrease in interest receivable	43,148	(23,401)
Increase (decrease) in net unrealized depreciation on open futures positions	(695,449)	(3,646,687)
Increase (decrease) in unrealized depreciation on open forward contracts	1,499,582	1,767,455
Accrued expenses:
Increase (decrease) in professional fees	4,243	5,009
Net cash provided by (used in) operating activities	3,061,365	(14,463,404)
Cash flows from financing activities:
Proceeds from additions	2,000,000	3,172,857
Payments for redemptions	(8,063,031)	(8,687,666)
Distribution of interest to feeder funds	(1,146,727)	(1,450,708)
Net cash provided by (used in) by financing activities	(7,209,758)	(6,965,517)
Net change in unrestricted cash	(4,148,393)	(21,428,921)
Unrestricted cash, at beginning of period	87,083,799	140,149,402
Unrestricted cash, at end of period	$82,935,406	$118,720,481

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized losses*	$(167.00)	$(130.54)
Interest income	11.95	12.06
Expenses**	(10.23)	(12.34)
Decrease for the period	(165.28)	(130.82)
Net Asset Value per Redeemable Unit, beginning of period	1,251.22	1,552.78
Net Asset Value per Redeemable Unit, end of period	$1,085.94	$1,421.96

*	Includes Partnership brokerage commissions and expenses allocated from Master

**	Excludes Partnership brokerage commissions and expenses allocated from Master

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees****	(6.1)%	(6.1)%
Operating expenses	10.4%	9.5%
Incentive fees	—%	—%
Total expenses	10.4%	9.5%
Total return:
Total return before incentive fees	(13.2)%	(8.4)%
Incentive fees	—%	—%
Total return after incentive fees	(13.2)%	(8.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized losses*	$(168.86)	$(115.48)
Interest income	15.60	15.12
Expenses**	(0.13)	(0.06)
Decrease for the period	(153.39)	(100.42)
Distributions	(15.60)	(15.12)
Net Asset Value per Unit, beginning of period	1,404.84	1,647.31
Net Asset Value per Unit, end of period	$1,235.85	$1,531.77

*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets:***
Net investment income****	4.5%	3.7%
Operating expenses	0.2%	0.3%
Total return	(10.9)%	(6.1)%

***    Annualized

****   Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a ‘‘Master/Feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Members’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the three months ended March 31, 2007 and the year ended December 31, 2006, based on a monthly calculation, were $(520,540) and $3,331,757, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006, were $(828,424) and $723,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by General Partner.

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
March 31, 2007
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its equity in commodity futures account consisting of; cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 23.7% from $11,278,662 to $8,604,723. This decrease was attributable to a net loss from operations of $1,404,030, coupled with the redemption of 865.3111 Redeemable Units of Limited Partnership Interest and 225.0558 Redeemable Units of General Partnership Interest, resulting in an outflow of $1,269,909. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007 the Master’s capital decreased 17.3% from $103,849,912 to $85,939,360. This decrease was attributable to a net loss from operations of $10,743,942, coupled with redemptions of 5,898.1056 Units totaling $8,063,031 and the distribution of interest totaling $1,103,579 paid to the feeder funds, which was partially offset by the additional sales of 1,513.8769 Units resulting in an inflow of $2,000,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the Net Asset Value per Redeemable Unit decreased 8.4% from $1,251.22 to $1,085.94 as compared to a decrease of 8.4% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions, and foreign currencies allocated from Master and change in unrealized gains (losses) on open positions allocated from Master) before brokerage commissions and related expenses allocated from the Master in the first quarter of 2007 of $1,261,111. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, livestock, metals, softs, stock index, non-U.S. and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related expenses allocated from the Master in the first quarter of 2006 of $1,249,169. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in metals, softs, indices, U.S. and non-U.S. interest rates.

The first quarter of 2007 presented a challenging trading environment to JWH due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The fund registered losses in trading currency, energy, metals, fixed income, agricultural products and stock indices, although the fund was briefly profitable in the fixed income sector in the early part of the quarter.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. In the energy markets, losses were accumulated due to the unanticipated price movement across the petroleum complex as strong fundamental supply storage data were overshadowed by geopolitical concerns and unpredictable weather conditions. Correction of precious metals also followed through to March against the fund’s long positions, rendering losses for the fund.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of JWH to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and JWH is able to identify them, the Partnership (and Master) expect to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2007 decreased by $33,092, as compared to the corresponding period in 2006. The decrease in interest income is primarily due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Fees and related expenses for the three months ended March 31, 2007 decreased by $90,926, as compared to the corresponding period in 2006. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $30,032, as compared to the corresponding period in 2006. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2007 decreased by $15,016, as compared to the corresponding period in 2006. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by JWH as defined in the advisory agreement between the Partnership, the General Partner and JWH. There were no incentive fees earned for the three months ended March 31, 2007 and 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2007 and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2007, the Master’s total capitalization was $85,939,360. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$1,351,145	1.57%	$6,458,430	$1,351,145	$2,573,357
Energy	506,800	0.59%	1,495,500	167,000	638,096
Grains	163,745	0.19%	503,900	112,895	307,376
Indices	245,934	0.29%	1,821,796	199,322	669,849
Interest Rates U.S.	154,600	0.18%	1,011,400	34,600	345,901
Interest Rates Non-U.S.	593,173	0.69%	4,430,878	593,173	1,563,909
Livestock	23,400	0.03%	58,500	9,887	34,133
Metals:
– Exchange Traded Contracts	116,917	0.14%	750,000	80,900	406,972
– OTC Contracts	162,399	0.19%	476,778	162,399	269,106
Softs	192,800	0.22%	580,020	192,800	272,860
Total	$3,510,913	4.09%

*   Average of the month-end Values at Risk

Item 4.    Controls and Procedures.

The General Partner, with the participation of its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	369.3545	$1,232.77	N/A	N/A
February 1, 2007 – February 28, 2007	396.5881	$1,165.63	N/A	N/A
March 1, 2007 – March 31, 2007	324.4243	$1,085.94	N/A	N/A
	1,090.3669	$1,161.45

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2007