Form 10-Q
period 2007-06-30
SMITH BARNEY MID WEST FUTURES FUND LP II
filed 2007-08-14
CIK 1013167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-28336

SMITH BARNEY MID-WEST FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)
New York	13-3772374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue. – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
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

Yes          No X

As of July 31, 2007, 6,608.1394 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Mid-West Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$8,465,415	$11,662,088
Cash	23,577	31,868
	$8,488,992	$11,693,956
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$42,445	$58,470
Management fees	14,030	19,349
Administrative fees	7,015	9,674
Other	28,485	26,145
Redemptions payable	416,008	301,656
	507,983	415,294
Partners’ Capital:
General Partner, 76.2512 and 301.3070 Redeemable Unit equivalents outstanding in 2007 and 2006	87,144	377,001
Limited Partners, 6,907.0986 and 8,712.8355 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	7,893,865	10,901,661
	7,981,009	11,278,662
	$8,488,992	$11,693,956

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Realized gains (losses) on closed positions and foreign currencies allocated from Master	$268,610	$1,474,382	$(816,860)	$(832,270)
Change in unrealized gains (losses) on open positions allocated from Master	298,840	(1,538,632)	123,199	(481,149)
Expenses allocated from Master	(3,721)	(6,429)	(9,957)	(16,817)
Interest income allocated from Master	80,661	144,920	183,947	281,298
	644,390	74,241	(519,671)	(1,048,938)
Expenses:
Brokerage commissions	130,571	239,939	282,915	483,209
Management fees	43,152	79,241	93,521	159,642
Administrative fees	21,576	39,620	46,761	79,821
Other expenses	17,402	21,267	29,473	39,780
	212,701	380,067	452,670	762,452
Net income (loss)	431,689	(305,826)	(972,341)	(1,811,390)
Redemptions – Limited Partners	(1,055,403)	(1,137,447)	(2,080,915)	(1,933,857)
Redemptions – General Partner	—	—	(244,397)	—
Net decrease in Partners’ Capital	(623,714)	(1,443,273)	(3,297,653)	(3,745,247)
Partners’ Capital, beginning of period	8,604,723	15,435,666	11,278,662	17,737,640
Partners’ Capital, end of period	$7,981,009	$13,992,393	$7,981,009	$13,992,393
Net Asset Value per Redeemable Unit (6,983.3498 and 10,117.0459 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,142.86	$1,383.05	$1,142.86	$1,383.05
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Redeemable Unit equivalent	$56.92	$(38.91)	$(108.36)	$(169.73)

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$431,689	$(305,826)	$(972,341)	$(1,811,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Master	1,205,860	1,816,523	2,677,002	2,714,109
Net unrealized (appreciation) depreciation on investment in Master	(644,390)	(74,241)	519,671	1,048,938
Accrued expenses:
Increase (decrease) in brokerage commissions	(2,840)	(8,751)	(16,025)	(18,757)
Increase (decrease) in management fees	(936)	(2,890)	(5,319)	(6,239)
Increase (decrease) in administrative fees	(468)	(1,445)	(2,659)	(3,120)
Increase (decrease) in other	(3,732)	(7,642)	2,340	10,871
Net cash provided by (used in) operating activities	985,183	1,415,728	2,202,669	1,934,412
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(991,700)	(1,423,709)	(1,966,563)	(1,922,656)
Payments for redemptions—General Partner	—	—	(244,397)	—
Net cash provided by (used in) financing activities	(991,700)	(1,423,709)	(2,210,960)	(1,922,656)
Net change in cash	(6,517)	(7,981)	(8,291)	11,756
Cash, at beginning of period	30,094	56,457	31,868	36,720
Cash, at end of period	$23,577	$48,476	$23,577	$48,476

See accompanying notes to financial statements.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

On January 26, 2001, the Partnership allocated substantially all of its capital to JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With its cash, the Partnership purchased 42,510.5077 Redeemable Units of the Master with a fair value of $42,510,508. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts managed by JWH, including the Partnership, are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of June 30, 2007, the Partnership owned 12.7% of the Master. As of December 31, 2006 the Partnership owned 11.2% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Statements of Income and Expenses and Members’ Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

As of June 30, 2007, all trading decisions for the Partnership were made by JWH.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedule of Investments at June 30, 2007 and December 31, 2006 and its Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $6,139,568 and $16,056,194 in 2007 and 2006, respectively)	$65,329,158	$103,139,993
Net unrealized appreciation on open futures positions	1,737,216	—
Unrealized appreciation on open forward contracts	728,799	2,039,415
	67,795,173	105,179,408
Interest receivable	238,638	403,670
	$68,033,811	$105,583,078
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures position	$—	$695,449
Unrealized depreciation on open forward contracts	1,087,537	619,980
Accrued expenses:
Professional fees	23,723	14,067
Distribution payable	238,638	403,670
	1,349,898	1,733,166
Members’ Capital:
Members’ Capital, 50,491.3488 and 73,923.1510 Units outstanding in 2007 and 2006, respectively	66,683,913	103,849,912
	$68,033,811	$105,583,078

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy	$251,924	0.38%
Grains	107,541	0.16
Indices	102,140	0.15
Livestock	(18,620)	(0.03)
Metals	7,400	0.01
Softs	103,965	0.16
Total futures contracts purchased	554,350	0.83

Futures Contracts Sold
Energy	217,800	0.33
Grains	22,750	0.03
Interest Rates U.S.	410,429	0.62
Interest Rates Non-U.S.	585,522	0.88
Livestock	2,040	0.00 *
Metals	3,385	0.01
Softs	(59,060)	(0.09)
Total futures contracts sold	1,182,866	1.78

Unrealized Appreciation on Forward Contracts
Currencies	667,555	1.00
Metals	61,244	0.09
Total unrealized appreciation on forward contracts	728,799	1.09

Unrealized Depreciation on Forward Contracts
Currencies	(871,490)	(1.31)
Metals	(216,047)	(0.32)
Total unrealized depreciation on forward contracts	(1,087,537)	(1.63)

Total Fair Value	$1,378,478	2.07%
*Due to rounding

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$2,179,190	$14,041,347	$(8,057,984)	$(7,241,931)
Change in unrealized gains (losses) on open positions	2,206,902	(14,349,884)	654,492	(4,404,565)
	4,386,092	(308,537)	(7,403,492)	(11,646,496)
Interest income	741,070	1,568,637	1,844,649	3,042,746
	5,127,162	1,260,100	(5,558,843)	(8,603,750)

Expenses:
Clearing fees	18,867	58,886	67,361	149,577
Professional fees	9,772	1,433	19,215	6,442
	28,639	60,319	86,576	156,019
Net income (loss)	5,098,523	1,199,781	(5,645,419)	(8,759,769)
Additions	453,757	1,455,000	2,453,757	4,627,857
Redemptions	(24,066,657)	(16,370,897)	(32,129,688)	(25,058,563)
Distribution of interest to Members	(741,070)	(1,568,637)	(1,844,649)	(3,042,746)

Net decrease in Members’ Capital	(19,255,447)	(15,284,753)	(37,165,999)	(32,233,221)
Members’ Capital, beginning of period	85,939,360	146,864,135	103,849,912	163,812,603
Members’ Capital, end of period	$66,683,913	$131,579,382	$66,683,913	$131,579,382
Net Asset Value per Unit (50,491.3488 and 87,017.9709 Units outstanding in June 30, 2007 and 2006, respectively)	$1,320.70	$1,512.09	$1,320.70	$1,512.09
Net income (loss) per Unit of Member Interest	$99.22	$(2.39)*	$(54.17)	$(102.81)
*	The amount shown per Unit does not correspond with the net income presented above because of the timing of additions/redemption of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,098,523	$1,199,781	$(5,645,419)	$(8,759,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,288,880)	6,138,765	9,916,626	11,598,622
(Increase) decrease in net unrealized appreciation on open futures positions	(1,584,760)	11,118,996	(1,737,216)	—
(Increase) decrease in unrealized appreciation on open forward contracts	409,883	2,814,244	1,310,616	5,867,153
(Increase) decrease in interest receivable	121,884	14,158	165,032	(9,243)
Increase (decrease) in net unrealized depreciation on open futures positions	—	1,341,127	(695,449)	(2,305,560)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,032,025)	(924,483)	467,557	842,972
Accrued expenses:
Increase (decrease) in professional fees	5,413	(8,761)	9,656	(3,752)
Net cash provided by (used in) operating activities	730,038	21,693,827	3,791,403	7,230,423
Cash flows from financing activities:
Proceeds from additions	453,757	1,455,000	2,453,757	4,627,857
Payments for redemptions	(24,066,657)	(16,370,897)	(32,129,688)	(25,058,563)
Distribution of interest to Members	(862,954)	(1,582,795)	(2,009,681)	(3,033,503)
Net cash provided by (used in) financing activities	(24,475,854)	(16,498,692)	(31,685,612)	(23,464,209)
Net change in unrestricted cash	(23,745,816)	5,195,135	(27,894,209)	(16,233,786)
Unrestricted cash, at beginning of period	82,935,406	118,720,481	87,083,799	140,149,402
Unrestricted cash, at end of period	$59,189,590	$123,915,616	$59,189,590	$123,915,616

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$57.29	$(39.36)	$(109.71)	$(169.90)
Interest income	10.48	13.84	22.43	25.90
Expenses**	(10.85)	(13.39)	(21.08)	(25.73)
Increase (decrease) for the period	56.92	(38.91)	(108.36)	(169.73)
Net Asset Value per Redeemable Unit, beginning of period	1,085.94	1,421.96	1,251.22	1,552.78
Net Asset Value per Redeemable Unit, end of period	$1,142.86	$1,383.05	$1,142.86	$1,383.05

*	Includes Partnership brokerage commissions and expenses allocated from Master.

**	Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees****	(6.9)%	(6.1)%	(6.3)%	(6.1)%
Operating expenses	11.1%	9.9%	10.5%	9.7%
Incentive fees	—%	—%	—%	—%
Total expenses	11.1%	9.9%	10.5%	9.7%
Total return:
Total return before incentive fees	5.2%	(2.7)%	(8.7)%	(10.9)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	5.2%	(2.7)%	(8.7)%	(10.9)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$85.04	$(19.67)	$(83.82)	$(135.15)
Interest income	14.37	17.29	29.97	32.41
Expenses**	(0.19)	(0.01)	(0.32)	(0.07)
Increase (decrease) for the period	99.22	(2.39)	(54.17)	(102.81)
Distributions of interest to Members	(14.37)	(17.29)	(29.97)	(32.41)
Net Asset Value per Unit, beginning of period	1,235.85	1,531.77	1,404.84	1,647.31
Net Asset Value per Unit, end of period	$1,320.70	$1,512.09	$1,320.70	$1,512.09
*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets:***
Net investment income****	4.0%	4.1%	4.3%	3.9%
Operating expenses	0.2%	0.2%	0.2%	0.2%
Total return	8.0%	(0.2)%	(3.9)%	(6.2)%

***    Annualized

****   Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Smith Barney Mid-West Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a ‘‘master/feeder’’ structure. The results of the Partnership’s investment in Master are shown in the Statements of Income and Expenses and Members’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2007 and the year ended December 31, 2006, based on a monthly calculation, were $578,429 and $3,331,757, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $1,378,478 and $723,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through the Partnership’s investment in Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its equity in commodity futures account consisting of; cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 29.2% from $11,278,662 to $7,981,009. This decrease was attributable to a net loss from operations of $972,341, coupled with the redemption of 1,805.7369 Redeemable Units of Limited Partnership Interest totaling $2,080,915 and 225.0558 Units of General Partnership Interest, resulting in an outflow of $244,397. Future redemptions can impact the amount of funds available for investment in Master in subsequent periods.

The Master’s capital consists of the capital contributions of its members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007 the Master’s capital decreased 35.8% from $103,849,912 to $66,683,913. This decrease was attributable to a net loss from operations of $5,645,419, coupled with redemptions of 25,308.1614 Units totaling $32,129,688 and the distribution of interest totaling $1,844,649 paid to the Members, which was partially offset by the additional sales of 1,876.3592 Units resulting in an inflow of $2,453,757. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amount; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 5.2% from $1,085.94 to $1,142.86 as compared to a decrease of 2.7% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions, and foreign currencies allocated from Master and change in unrealized gains on open positions allocated from Master) before brokerage commissions and related expenses allocated from the Master in the second quarter of 2007 of $567,450. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, wood, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals, and softs. The Partnership experienced a net trading loss before brokerage commissions and related expenses allocated from the Master in the second quarter of 2006 of $64,250. Losses were primarily attributable to the Master’s trading of commodity futures in grains, currencies, softs and softs, indices and were partially offset by gains in energy, metals, U.S. and non-U.S. interest rates.

The second quarter presented a favorable trading environment to JWH, as trends emerged in several sectors, most notably in fixed income and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading agricultural products and metals and posted gains in currencies, fixed income, stock indices and energy.

In the currency market, strong trends emerged as the Japanese Yen weakened relative to the US Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. Trading was also profitable in the Australian Dollar and the Brazilian Real. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Partnership was favorably positioned to profit from the long term trends in this sector. The energy sector also presented favorable conditions as moderate gains were registered, especially trading natural gas.

Minor losses were realized in agricultural products, especially in corn, wheat and sugar. In the metals sector, losses were registered in precious metals while there were modest gains from copper.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit decreased 8.7% from $1,251.22 to $1,142.86 as compared to a decrease for 10.9% during the six months ended June 30, 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions and foreign currencies allocated from Master and change in unrealized gains on open positions allocated from Master) before brokerage commissions and related fees allocated from the Master during the six months ended June 30, 2007 of $693,661. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, livestock, metals, softs, indices, and U.S. interest rates and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master during the six months ended June 30, 2006 of $1,313,419. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, and livestock and were partially offset by gains in U.S. and non-U.S. interest rates, metals, softs, and indices.

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

Interest income on 80% of the Partnership’s average daily equity, allocated to it by the Master, was earned at the monthly average 30 day U.S. Treasury bill rate. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased by $64,259 and $97,351, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower average net assets of the Master during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2007 decreased by $109,368 and $200,294, as compared to the corresponding periods in 2006. The decrease in brokerage commissions is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $36,089 and $66,121, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 decreased by $18,044 and $33,060, as compared to the corresponding periods in 2006. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by JWH as defined in the advisory agreement between the Partnership, the General Partner and JWH. There were no incentive fees earned for the three and six months ended June 30, 2007 and 2006.

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

The risk to the limited partners that have purchased Redeemable Units of the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2007, the Master’s total capitalization was $66,683,913. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$1,855,753	2.78%	$2,832,911	$1,255,013	$1,807,586
Energy	725,100	1.09%	725,100	116,600	526,817
Grains	144,912	0.22%	270,200	52,462	120,564
Indices	656,252	0.98%	782,637	208,574	694,276
Interest Rates U.S.	458,650	0.69%	468,550	24,592	303,979
Interest Rates Non-U.S.	1,096,457	1.65%	1,096,457	522,038	946,188
Livestock	13,957	0.02%	23,400	8,100	12,005
Metals:
– Exchange Traded Contracts	319,000	0.48%	319,000	58,250	231,917
– OTC Contracts	113,090	0.17%	260,863	94,832	163,013
Softs	189,575	0.28%	307,720	94,915	226,830
Total	$5,572,746	8.36%

*   Average of the month-end Values at Risk

Item 4.    Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A. ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	137.5041	$1,109.81	N/A	N/A
May 1, 2007 – May 31, 2007	438.9153	$1,109.08	N/A	N/A
June 1, 2007 – June 30, 2007	364.0064	$1,142.86	N/A	N/A
	940.4258	$1,120.58
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

SMITH BARNEY MID-WEST FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007